Form 10-Q
period 2024-06-30
MICROVISION, INC.
filed 2024-08-08
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of August 2, 2024 was 212,750,648.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$26,748	$45,167
Investment securities, available-for-sale	29,934	28,611
Restricted cash, current	73	3,263
Accounts receivable, net of allowances	1,970	949
Inventory	4,203	3,874
Other current assets	3,646	4,890
Total current assets	66,574	86,754

Property and equipment, net	8,131	9,032
Operating lease right-of-use assets	12,348	13,758
Restricted cash, net of current portion	1,961	961
Intangible assets, net	13,081	17,235
Other assets	1,321	1,895
Total assets	$103,416	$129,635

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,448	$2,271
Accrued liabilities	8,894	8,640
Accrued liability for Ibeo business combination	-	6,300
Contract liabilities	172	300
Operating lease liabilities, current	2,113	2,323
Other current liabilities	24	669
Total current liabilities	12,651	20,503

Operating lease liabilities, net of current portion	11,936	12,714
Other long-term liabilities	120	614
Total liabilities	24,707	33,831

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.001; 310,000 shares authorized; 211,961 and 194,736 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	212	195
Additional paid-in capital	894,005	860,765
Accumulated other comprehensive income	101	210
Accumulated deficit	(815,609)	(765,366)
Total shareholders’ equity	78,709	95,804
Total liabilities and shareholders’ equity	$103,416	$129,635

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$1,900	$329	$2,856	$1,111

Cost of revenue	1,554	701	2,831	1,245

Gross profit (loss)	346	(372)	25	(134)

Research and development expense	14,204	13,851	31,515	26,543
Sales, marketing, general and administrative expense	7,746	9,692	16,824	18,429
Impairment loss on intangible assets	3,027	-	3,027	-
Gain on disposal of fixed assets	-	(15)	-	(15)
Total operating expenses	24,977	23,528	51,366	44,957

Loss from operations	(24,631)	(23,900)	(51,341)	(45,091)

Bargain purchase gain, net of tax	-	-	-	1,706
Other income	785	3,570	1,416	4,209

Net loss before taxes	(23,846)	(20,330)	(49,925)	(39,176)

Income tax expense	(84)	(279)	(318)	(460)
Net loss	$(23,930)	$(20,609)	$(50,243)	$(39,636)

Net loss per share - basic and diluted	$(0.11)	$(0.12)	$(0.25)	$(0.23)

Weighted-average shares outstanding - basic and diluted	208,665	177,302	202,706	176,009

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(23,930)	$(20,609)	$(50,243)	$(39,636)

Other comprehensive loss:
Unrealized (loss) gain on investment securities, available-for-sale	(11)	18	(45)	95
Unrealized (loss) gain on translation	(45)	(83)	(64)	24
Total comprehensive (loss) income	(56)	(65)	(109)	119
Comprehensive loss	$(23,986)	$(20,674)	$(50,352)	$(39,517)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		other		Total
		Par	paid-in	Subscriptions	comprehensive	Accumulated	shareholders’
	Shares	value	capital	receivable	income (loss)	deficit	equity
Balance as of March 31, 2023	176,026	$176	$787,856	$-	$57	$(701,551)	$86,538
Share-based compensation expense	536	1	3,477	-	-	-	3,478
Exercise of options	180	-	168	-	-	-	168
Sales of common stock, net	10,878	11	43,909	(925)	-	-	42,995
Net loss	-	-	-	-	-	(20,609)	(20,609)
Other comprehensive loss	-	-	-	-	(65)	-	(65)
Balance as of June 30, 2023	187,620	$188	$835,410	$(925)	$(8)	$(722,160)	$112,505

Balance as of March 31, 2024	205,874	$206	$885,119	$-	$157	$(791,679)	$93,803
Share-based compensation expense	1,536	1	3,352	-	-	-	3,353
Sales of common stock, net	4,551	5	5,534	-	-	-	5,539
Net loss	-	-	-	-	-	(23,930)	(23,930)
Other comprehensive income	-	-	-	-	(56)	-	(56)
Balance as of June 30, 2024	211,961	$212	$894,005	$-	$101	$(815,609)	$78,709

Balance as of January 1, 2023	170,503	$171	$772,221	$-	$(127)	$(682,524)	$89,741
Share-based compensation expense	999	1	6,426	-	-	-	6,427
Exercise of options	180	-	168	-	-	-	168
Sales of common stock, net	15,938	16	56,595	(925)	-	-	55,686
Net loss	-	-	-	-	-	(39,636)	(39,636)
Other comprehensive income	-	-	-	-	119	-	119
Balance as of June 30, 2023	187,620	$188	$835,410	$(925)	$(8)	$(722,160)	$112,505

Balance as of January 1, 2024	194,736	$195	$860,765	-	210	$(765,366)	$95,804
Share-based compensation expense	2,164	2	7,094	-	-	-	7,096
Exercise of options	84	-	62	-	-	-	62
Sales of common stock, net	14,977	15	26,084	-	-	-	26,099
Net loss	-	-	-	-	-	(50,243)	(50,243)
Other comprehensive loss	-	-	-	-	(109)	-	(109)
Balance as of June 30, 2024	211,961	$212	$894,005	$-	$101	$(815,609)	$78,709

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(50,243)	(39,636)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,570	4,151
Bargain purchase gain, net of tax	-	(1,706)
Gain on disposal of fixed assets	-	(15)
Impairment of intangible assets	3,027	-
Impairment of operating lease right-of-use assets	393	-
Impairment of property and equipment	-	12
Inventory write-downs	48	56
Share-based compensation expense	7,096	6,815
Net accretion of premium on short-term investments	(535)	(695)

Change in:
Accounts receivable	(1,021)	(821)
Inventory	(410)	69
Other current and non-current assets	1,818	(31)
Accounts payable	(850)	246
Accrued liabilities	254	4,138
Contract liabilities and other current liabilities	(765)	(1,692)
Operating lease liabilities	(1,299)	(1,096)
Other long-term liabilities	(476)	81
Net cash used in operating activities	(39,393)	(30,124)

Cash flows from investing activities
Sales of investment securities	22,655	48,700
Purchases of investment securities	(23,488)	(17,302)
Cash paid for Ibeo business combination	(6,300)	(11,233)
Purchases of property and equipment	(280)	(1,484)
Net cash (used in) provided by investing activities	(7,413)	18,681

Cash flows from financing activities
Principal payments under finance leases	-	(13)
Proceeds from stock option exercises	62	168
Net proceeds from issuance of common stock	26,109	55,866
Net cash provided by financing activities	26,171	56,021

Effect of exchange rate changes on cash and cash equivalents and restricted cash	26	-

Change in cash, cash equivalents, and restricted cash	(20,609)	44,578
Cash, cash equivalents, and restricted cash at beginning of period	49,391	21,954
Cash, cash equivalents, and restricted cash at end of period	$28,782	$66,532

Supplemental schedule of non-cash investing and financing activities
Non-cash additions to property and equipment	$-	$167
Amounts issued to escrow for acquisition consideration	$-	$3,263
Accrued financing fees	$10	$180
Issuance of common stock for subscriptions receivable	$-	$925
Foreign currency translation adjustments	$(64)	$24
Unrealized (loss) gain on investment securities, available-for-sale	$(45)	$95

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Cash and cash equivalents	$26,748	$62,308
Restricted cash, current	73	3,263
Restricted cash, net of current portion	1,961	961
Cash, cash equivalents and restricted cash	$28,782	$66,532

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS

MicroVision, Inc. (“MicroVision” or “the Company”) delivers safe mobility at the speed of life through its hardware and software solutions focused primarily on advanced driver-assistance systems (“ADAS”) and autonomous vehicle (“AV”) applications. The Company is a global developer and supplier of light detection and ranging (“lidar”) sensors and perception and validation software. With the acquisition of the experienced team from Ibeo Automative Systems GmbH (“Ibeo”) in January 2023, MicroVision has combined a long history of developing and commercializing the core components of its lidar hardware and related software with experience in automotive-grade qualification.

Liquidity

The Company has incurred significant losses since inception. Operations to date have been funded primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities.

As of June 30, 2024, the Company had total liquidity of $56.7 million including $26.8 million in cash and cash equivalents and $29.9 million in short-term investment securities. In addition, the Company has approximately $122.6 million availability under its current at-the-market (“ATM”) facility as of June 30, 2024. Based on the current operating plan, the Company anticipates having sufficient cash and cash equivalents to fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023. The information as of December 31, 2023 included in the condensed consolidated balance sheets was derived from those audited financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial information for the interim periods presented. The unaudited condensed consolidated results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts therein. The most significant estimates and assumptions relate to business combinations, valuation of intangibles, revenue recognition, inventory valuation, valuation of share-based payments, income taxes, depreciable lives assessment and related disclosure of contingent assets and liabilities. Due to the inherent uncertainty involved, actual results reported in future periods could differ from those estimates.

Foreign Currency Translation

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Realized gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income in the condensed consolidated statements of operations.

Segment Information

The Company determines operating segments based on how the chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The CODM is the Executive Management team. The Company has determined that it operates in one operating segment and one reportable segment, relating to the sale and servicing of lidar hardware and software, as the CODM regularly reviews financial information presented on a consolidated basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of June 30, 2024, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the three months ended June 30, 2024, two customers accounted for 71% and 11% of total revenue, respectively. For the same period in 2023, four customers accounted for 20%, 20%, 17%, and 16% of total revenue, respectively.

For the six months ended June 30, 2024, two customers accounted for 58% and 22% of total revenue, respectively. For the same period in 2023, three customers accounted for 33%, 22%, and 11% of total revenue, respectively.

As of June 30, 2024, accounts receivable related to these customers accounted for 80% of total accounts receivable, net of allowances on the condensed consolidated balance sheets.

Typically, a significant concentration of components and the products sold are manufactured and obtained from single or limited-source suppliers. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected, or the disruption in the supply chain of components from these suppliers could subject the Company to risks and uncertainties including, but not limited to, increased cost of sales, possible loss of revenues, or significant delays in product development or product deliveries, any of which could adversely affect the Company’s financial condition and operating results.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The ASU is not expected to have a material impact on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning January 1, 2025, with early adoption permitted. The ASU is expected to result in incremental disclosures to the Company’s financial statements.

In March 2024, the FASB issued ASU No. 2024-01 Compensation: Stock Compensation (Topic 718). The amendments in this ASU clarify existing guidance related to profits interest and similar awards. ASU 2024-01 is effective for annual and interim periods for the Company beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

3. NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted-average number of common shares outstanding and the dilutive effect of all potentially dilutive securities, including common stock equivalents and convertible securities. As the effect of dilutive securities outstanding during the period is anti-dilutive, diluted net loss per share is equal to basic net loss per share.

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss available for common shareholders - basic and diluted	$(23,930)	$(20,609)	$(50,243)	$(39,636)
Denominator:
Weighted-average common shares outstanding - basic and diluted	208,665	177,302	202,706	176,009

Net loss per share - basic and diluted	$(0.11)	$(0.12)	$(0.25)	$(0.23)

For the three and six months ended June 30, 2024 and 2023, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 0.7 million and 0.8 million shares of common stock, respectively, and 12.5 million and 9.6 million nonvested restricted and performance stock units, respectively.

4. BUSINESS COMBINATION

On January 31, 2023, the Company completed the acquisition of certain net assets of Ibeo, a lidar hardware and software provider based in Hamburg, Germany. The purpose of the acquisition was to acquire certain Ibeo assets, primarily intellectual property and personnel, which enabled the Company to expand their technology and product portfolio and diversify revenue streams.

Total consideration related to this transaction was approximately EUR 20.0 million or $21.6 million, consisting of approximately (i) EUR 7.0 million or $7.6 million in cash paid at closing, (ii) EUR 6.6 million or $7.1 million in cash advanced to Ibeo prior to closing, (iii) EUR 3.0 million or $3.3 million released from escrow during the quarter ended March 31, 2024, (iv) EUR 0.6 million or $0.7 million in costs paid on behalf of the seller, and (v) EUR 2.7 million or approximately $3.0 million after calculating the deduction in purchase price agreed between both the parties. The remaining balance of approximately EUR 2.7 million was paid during the three months ended June 30, 2024 and was previously recorded as an accrued liability for Ibeo business combination on the condensed consolidated balance sheet. In addition, the Company incurred $0.6 million of acquisition-related costs associated with the acquisition during the three months ended March 31, 2023, which were included in Sales, marketing, general and administrative expense.

The transaction was accounted for as a business combination. The results of operations for the acquisition are included in the condensed consolidated financial statements from the date of acquisition onwards.

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed (in thousands):

		Weighted Average
	Amount	Useful Life (in Years)
Total purchase consideration	$21,611

Inventory	$1,197
Other current assets	703
Operating lease right-of-use assets	234
Property and equipment, net	5,330
Intangible assets:
Acquired technology(1)	17,987	13
Order backlog	26	1
Contract liabilities	(1,178)
Operating lease liabilities	(234)
Deferred tax liabilities	(785)
Total identifiable net assets	$23,280
Bargain purchase gain(2)	(1,669)

(1)	During the three months ended June 30, 2024, the Company recognized a $3.0 million impairment charge on certain identified intangible assets acquired in this business combination. See Note 7. Financial Statement Components.
(2)	The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in bargain purchase gain, net of tax in the condensed consolidated statements of operations. The bargain purchase gain was attributable to the negotiation process with Ibeo during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets acquired.

The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The estimated fair value of the order backlog was calculated through the income approach using the multi-period excess earnings methodology.

Revenue and net loss from the acquisition included in the condensed consolidated statement of operations through June 30, 2023 is $1.1 million and $15.1 million, respectively.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,697	$152	$51	$1,900
Product and services transferred over time	-	-	-	-
Total	$1,697	$152	$51	$1,900

	Six Months Ended June 30, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$2,552	$199	$105	$2,856
Product and services transferred over time	-	-		-
Total	$2,552	$199	$105	$2,856

	Three Months Ended June 30, 2023
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$261	$-	$-	$261
Product and services transferred over time	-	-	68	68
Total	$261	$-	$68	$329

	Six Months Ended June 30, 2023
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$851	$-	$-	$851
Product and services transferred over time	-	-	260	260
Total	$851	$-	$260	$1,111

Contract Balances

Under Topic 606, the Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Unconditional rights to consideration are included within accounts receivable, net of allowances in the condensed consolidated balance sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	June 30,	December 31,
	2024	2023	$ Change	% Change

Contract assets and accounts receivable	$1,970	$949	$1,021	107.6%
Contract liabilities	(172)	(300)	128	(42.7)%
Net contract assets (liabilities)	$1,798	$649	$1,149	177.0

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of June 30, 2024.

Transaction Price Allocated to the Remaining Performance Obligations

The remaining balance of the contract liabilities was approximately $0.2 million as of June 30, 2024. The Company expects to recognize 100% of this revenue over the next 12 months.

6. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

Investment securities, available-for-sale is comprised of corporate and government debt securities. The principal markets for the debt securities are dealer markets which have a high level of price transparency. The market participants for debt securities are typically large money center banks and regional banks, brokers, dealers, pension funds, and other entities with debt investment portfolios.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three level fair value inputs hierarchy and requires an entity to maximize the use of observable valuation inputs and minimize the use of unobservable inputs. The Company uses market data, assumptions, and risks that market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques. The hierarchy is summarized below.

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of June 30, 2024 and December 31, 2023 (in thousands). These tables do not include cash held in money market savings accounts.

	Level 1	Level 2	Level 3	Total
As of June 30, 2024
Investment securities, available for sale:
Corporate debt securities	$-	$15,200	$-	$15,200
U.S. Treasury securities	-	14,734	-	14,734
	$-	$29,934	$-	$29,934

	Level 1	Level 2	Level 3	Total
As of December 31, 2023
Investment securities, available for sale:
Corporate debt securities	$-	$8,471	$-	$8,471
U.S. Treasury securities	-	20,140	-	20,140
	$-	$28,611	$-	$28,611

Short-term investments are summarized below as of June 30, 2024 and December 31, 2023 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of June 30, 2024
Investment securities, available for sale:
Corporate debt securities	$15,210	1	(11)	$15,200
U.S. Treasury securities	14,742	-	(8)	14,734
	$29,952	$1	$(19)	$29,934

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2023
Investment securities, available for sale:
Corporate debt securities	$8,466	$6	$(1)	$8,471
U.S. Treasury securities	20,119	21	-	20,140
	$28,585	$27	$(1)	$28,611

The maturities of the investment securities, available-for-sale as of June 30, 2024 and December 31, 2023 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2024
Maturity date
Less than one year	$29,952	1	(19)	$29,934
	$29,952			$29,934

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2023
Maturity date
Less than one year	$28,585	$27	$(1)	$28,611
	$28,585			$28,611

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2024 and December 31, 2023 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of June 30, 2024
Corporate debt securities	$10,795	(11)	$-	$-	$10,795	$(11)
U.S. Treasury securities	10,555	(8)	-	-	10,555	(8)
	$21,350	$(19)	$-	$-	$21,350	$(19)

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2023
Corporate debt securities	$1,488	$(1)	$-	$-	$1,488	$(1)
U.S. Treasury securities	1,486	-	-	-	1,486	-
	$2,974	$(1)	$-	$-	$2,974	$(1)

7. FINANCIAL STATEMENT COMPONENTS

The following financial statement components have significant balances as of June 30, 2024.

Restricted Cash

During the six months ended June 30, 2024, Restricted cash, current decreased largely due to a $3.3 million release of escrow in connection with the Asset Purchase Agreement with Ibeo. In addition, Restricted cash, net of current portion increased by approximately $1.0 million related to cash that is held as collateral for a Hamburg, Germany lease.

Inventory

Inventory consists of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$1,995	$1,574
Work in process	-	305
Finished goods	2,208	1,995
	$4,203	$3,874

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Production equipment	$6,140	$6,140
Leasehold improvements	3,961	3,843
Computer hardware and software/lab equipment	12,238	12,149
Office furniture and equipment	5,309	5,367
	27,648	27,499
Less: Accumulated depreciation	(19,517)	(18,467)
	$8,131	$9,032

Depreciation expense was $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.

Intangible Assets

The components of intangible assets were as follows:

	Gross			Net	Weighted Average
As of June 30, 2024	Carrying	Accumulated	Impairment	Carrying	Remaining
(in thousands)	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$20,172	$4,064	$3,027	$13,081	12
Backlog	26	26	-	-	-
	$20,198	$4,090	$3,027	$13,081

	Gross			Net	Weighted Average
As of December 31, 2023	Carrying	Accumulated	Impairment	Carrying	Remaining
(in thousands)	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$20,172	$2,940	$-	$17,232	12
Backlog	26	23	-	3	-
	$20,198	$2,963	$-	$17,235

Amortization expense was $0.6 million for the three months ended June 30, 2024 and 2023, and $1.1 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

During the quarter ended June 30, 2024, management identified various factors related to the 2024 restructuring events (see Note 13. Restructuring Charges) that collectively indicated that it is more-likely-than-not that the fair value of the Company’s Reference software intangible asset was less than its carrying amount as of June 30, 2024. As of June 30, 2024, prior to impairment, the fair value was $4.5 million. As a result, the Company performed an impairment assessment for intangibles in accordance with ASC 360, Property, Plant and Equipment. The June 30, 2024 impairment test indicated a decline in the carrying amount of the Reference software intangible asset and a reduction in the asset’s useful life, resulting in a non-cash impairment charge of $3.0 million, which is included in impairment loss on intangible assets on the condensed consolidated statement of operations. The fair value of the Reference software subsequent to impairment was $1.4 million and is included within intangible assets, net on the condensed consolidated balance sheets.

The following table outlines estimated future amortization expense related to intangible assets held as of June 30, 2024 (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2024 (remainder of the year)	$723	245	$968
2025	1,446	55	1,501
2026	1,446	25	1,471
2027	829	-	829
Thereafter	8,312	-	8,312
	$12,756	$325	$13,081

8. SHARE-BASED COMPENSATION

The Company issues share-based compensation to employees in the form of restricted stock units (RSUs), performance stock units (PSUs), and stock options. Share-based awards are accounted for by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of RSUs and PSUs is determined by the closing price of common stock on the date of grant. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

	Three Months Ended		Six Months Ended
Share-based compensation expense	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Research and development expense	$1,252	$1,486	$2,596	$2,244
Sales, marketing, general and administrative expense	2,101	2,380	4,500	4,571
	$3,353	$3,866	$7,096	$6,815

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2024 (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2024	668	$1.42	4.0	$108

Exercisable as of June 30, 2024	668	$1.42	4.0	$108

As of June 30, 2024, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the six months ended June 30, 2024 (in thousands, except per share data):

		Weighted- Average
	Shares	Price
Unvested as of December 31, 2023	9,983	$3.09
Granted	6,089	1.40
Vested	(2,786)	5.11
Forfeited	(823)	2.71
Unvested as of June 30, 2024	12,463	$1.85

During the six months ended June 30, 2024, the Company granted 3,955,000 shares to non-executive employees for annual and short-term incentive awards. Additionally, the Company granted 69,000 shares to non-executive employees for new hire grants. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately or over three or four years.

During the six months ended June 30, 2024, the Company granted 2,065,000 shares to executive employees and directors for annual, short-term incentive, and long-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately, over one year, or over three years.

As of June 30, 2024, unrecognized share-based compensation related to RSUs was $7.7 million, which will be expensed over the next 2.2 years. Unrecognized share-based compensation related to executive PSUs was $4.0 million, which will be expensed over the next 1.4 years. Unrecognized share-based compensation related to the non-executive PSUs was $0.8 million, which will be expensed over the next 1.0 year.

9. LEASES

The Company leases office space and certain equipment under operating and finance leases. All leases have remaining lease terms of one to eight years. Office lease agreements include both lease and non-lease components, which are accounted for separately. Finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless the Company is reasonably certain to exercise the purchase option.

In September 2021, the Company entered into a lease agreement for office space in Redmond, Washington which commenced in November 2021. In addition to base rent, the Company pays additional rent comprised of a proportionate share of any operating expenses, real estate taxes, and management fees. The lease, which expires in July 2032, includes an option to extend the term for one ten-year renewal period.

In September 2021, the Company entered into a lease agreement for product testing and lab space in Redmond, Washington which commenced in December 2022. In addition to base rent, the Company will pay additional rent comprised of a proportionate share of any operating expenses, real estate taxes, and management fees. During the quarter ended June 30, 2023, a payment of $3.0 million was received as an incentive to terminate the Company’s previous lease. The gain is recorded as other income in the condensed consolidated statement of operations. The lease, which expires in December 2032, contains an option to extend the term for one ten-year renewal period.

In April 2022, the Company entered into a lease agreement for product testing for engineering and development activities in Nuremberg, Germany which commenced in May 2022. In June 2024, the Company abandoned the space prior to its expiration of November 2027. Impairment expense of $0.2 million is recorded within sales, marketing, general and administrative expense on the condensed consolidated statement of operations.

In September 2022, the Company entered into a lease agreement for office space in Nuremberg, Germany which commenced in November 2022. In June 2024, the Company entered into an early termination agreement to decrease the expiration from April 2027 to April 2025, resulting in an insignificant early termination fee. Impairment expense of $0.1 million is recorded within sales, marketing, general and administrative expense on the condensed consolidated statement of operations.

Additionally, in connection with the January 2023 acquisition of assets from Ibeo, the Company assumed three leases in Hamburg, Germany. The first lease, which is for space for IT network equipment, will be abandoned prior to its expiration date of December 2026 in November 2024. Impairment expense of $0.1 million is recorded within sales, marketing, general and administrative expense on the condensed consolidated statement of operations. The second lease, which is for office space and long-range laser testing space, originally expired in August 2023 and was extended during the quarter ended September 30, 2023 to August 2024. The third lease, which is for garage space to house the Company’s test and demonstration vehicles, expires in July 2024.

In December 2023, the Company entered into a lease agreement in Hamburg, Germany for office space to replace the existing Hamburg, Germany leases. The lease, which is expected to commence between August 2024 and December 2024, provides for a term of 60 months. The lease liability associated with this forward-starting lease are excluded from the tables below.

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$668	$592	$1,333	$1,282
Finance lease expense:
Amortization of leased assets	-	6	-	12
Interest on lease liabilities	-	-	-	-
Total finance lease expense	-	6	-	12
Total lease expense	$668	$598	$1,333	$1,294

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,299	1,096
Operating cash flows from finance leases	-	-
Financing cash flows from finance leases	-	13

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$12,348	$13,758

Current portion of operating lease liabilities	2,113	2,323
Operating lease liabilities, net of current portion	11,936	12,714
Total operating lease liabilities	$14,049	$15,037

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(106)	(97)
Property and equipment, net	$6	$15

Weighted Average Remaining Lease Term
Operating leases	8.1 years	8.4 years

Weighted Average Discount Rate
Operating leases	4.6%	4.6%

As of June 30, 2024, maturities of lease liabilities are as follows:

(in thousands)	Operating
Years Ended December 31,	leases
2024 (remainder of year)	$1,110
2025	2,017
2026	1,979
2027	1,950
Thereafter	9,663
Total minimum lease payments	16,719
Less: amount representing interest	(2,670)
Present value of capital lease liabilities	$14,049

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. Remaining future payments of approximately $5.2 million are expected to be made by the Company through 2025.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

11. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of June 2024, the sale of 15.0 million shares for net proceeds of $26.1 million had been completed. As of June 2024, approximately $122.6 million is available under this sales agreement.

In June 2023, the Company entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, the Company was able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, the Company had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. No further shares are available for sales under this agreement.

In June 2021, the Company entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, the Company was able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2022, the Company had issued 8.3 million shares of common stock for net proceeds of $81.8 million under the agreement. During the quarter ended March 31, 2023, the Company issued 5.0 million shares of common stock for net proceeds of $12.5 million under the agreement. The sales agreement was terminated in June 2023.

12. INCOME TAXES

The Company recognized income tax expense of $0.1 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively. Income tax expense for the six months ended June 30, 2024 was largely the result of income in foreign jurisdictions, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created as a result of the acquisition of Ibeo assets in the first quarter of 2023. The change in income tax expense during the quarter ended June 30, 2024 was largely the result of profitability in foreign jurisdictions related to the Ibeo acquisition.

As of June 30, 2024, the Company continues to have no unrecognized tax positions.

13. RESTRUCTURING CHARGES

In the first half of 2024, to better align the Company’s resources to support business needs, the Company reduced the global workforce by approximately 37%. The Company recognized approximately $5.7 million in restructuring and related reorganization charges during the six months ended June 30, 2024 which is recorded within research and development expense and sales, marketing, general and administrative expense on the condensed consolidated statement of operations. The charges were predominately related to employee severance and benefit costs and approximately $2.2 million was unpaid and included in accrued liabilities as of June 30, 2024. Consistent with the impairment analysis for this period, the workforce reduction and restructuring included, among other things, impacts from the de-emphasis on the Company’s MOSAIK software business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The information set forth in this report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. Such statements may include, but are not limited to, projections of revenues and expenses, and measures of income or loss, status of product development and performance, market opportunity and future demand, partner and customer engagement, cooperative agreements, strategic plans, future operations, financing needs or plans of MicroVision, Inc. (“we,” “our,” or “us”), as well as assumptions relating to the foregoing. The words “anticipate,” “could,” “believe,” “estimate,” “expect,” “goal,” “may,” “plan,” “will,” and similar expressions identify forward-looking statements. Factors that could cause actual results to differ materially from those projected in our forward-looking statements include risk factors identified below in Item 1A.

Overview

MicroVision, Inc. is a global developer and supplier of lidar hardware and software solutions focused primarily on automotive lidar and advanced driver-assistance systems (“ADAS”) markets where we can deliver safe mobility at the speed of life. We offer a suite of light detection and ranging, or lidar, sensors and perception and validation software to automotive OEMs, for ADAS and autonomous vehicle (“AV”) applications, as well as to complementary markets for non-automotive applications including industrial, robotics and smart infrastructure. Our long history of developing and commercializing the core components of our lidar hardware and related software, combined with the experience of the team acquired from Ibeo Automotive Systems (“Ibeo”) with automotive-grade qualification, gives us a compelling advantage as a development and commercial partner.

Founded in 1993, MicroVision, Inc. is a pioneer in laser beam scanning, or LBS technology, which is based on our patented expertise in micro-electromechanical systems, or MEMS, laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Throughout our history, we have combined our proprietary technologies with our development expertise to create innovative solutions to address existing and emerging market needs, such as augmented reality microdisplay engines; interactive display modules; consumer lidar components; and, most recently, automotive lidar sensors and software solutions for the automotive market.

In January 2023, we acquired certain strategic assets of Germany-based Ibeo, which was founded in 1998 as a lidar hardware and software provider. Ibeo developed and launched the first lidar sensor to be automotive qualified for serial production with a Tier 1 automotive supplier and that is currently available in passenger cars by premium OEMs. Ibeo developed software solutions, including perception and validation software, which are also used by premium OEMs. In addition, Ibeo sold its products for non-automotive uses such as industrial, smart infrastructure and robotics applications.

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

In addition to our dynamic-range and long-range MAVIN sensor and perception software solution for the automotive market, our product suite includes our short-range flash-based MOVIA lidar sensor as well as perception software, for automotive and industrial applications, including smart infrastructure, robotics, and other commercial segments. Also, our validation software tool, the MOSAIK suite, is targeted for use by OEMs and Tier 1s for validating vehicle sensors for ADAS and AV applications, but we have reduced our development and sales efforts on this product. As such, in the first half of 2024, in an effort to better align our resources away from MOSAIK, we performed a restructuring and reorganization to focus on MAVIN and MOVIA driven by perception software. While this 37% reduction in workforce resulted in approximately $5.7 million in expenses during the first half of 2024, we expect this to extend our financial runway through reduced personnel expenses and provide operational efficiencies that will streamline cash burn. See Item 1, Note 13. Restructuring Charges for additional discussion.

In the recent past, we developed micro-display concepts and designs for use in head-mounted augmented reality, or AR, headsets and developed a 1440i MEMS module supporting AR headsets. We also developed an interactive display solution targeted at the smart speaker market and a small consumer lidar sensor for use indoors with smart home systems.

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

Results of Operations

Revenue

(in thousands)	2024	2023	$ change	% change
Three Months Ended June 30,	$1,900	$329	$1,571	477.5
Six Months Ended June 30,	2,856	1,111	1,745	157.1

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

The increase in revenue for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to the sale of sensors to an existing industrial customer for agricultural equipment and service parts, as well as increased sales of sensors to a second industrial customer.

The increase in revenue for the six months ended June 30, 2024 compared to the same period in 2024 primarily due to the sale of sensors to an existing industrial customer for agricultural equipment and service parts, an increase in shipments of MOVIA L sensors to Daimler Truck North America and affiliates as part of their RFQ evaluation process, and increased sales to a second industrial customer. These increases were partially offset by a decrease in sales in the first half of 2024 related to an OEM for the MOSAIK software.

Cost of Revenue

		% of		% of	$	%
(in thousands)	2024	revenue	2023	revenue	change	change
Three Months Ended June 30,	$1,554	81.8	$701	213.1	$853	121.7
Six Months Ended June 30,	2,831	99.1	1,245	112.1	1,586	127.4

Cost of revenue includes both direct and allocated indirect costs of products and services sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers, in the manufacture of these products. Indirect costs include labor, overhead, and other costs associated with operating our manufacturing capabilities and our research and development department. Overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of revenue based on the proportion of indirect labor which supported revenue activities.

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase in revenue from sensors in 2024. The change in cost of revenue was driven primarily by the revenue mix as 2023 had higher MOSAIK software revenue compared to sale of sensors in 2024.

Research and Development Expense

(in thousands)	2024	2023	$ change	% change
Three Months Ended June 30,	$14,204	$13,851	$353	2.5
Six Months Ended June 30,	31,515	26,543	4,972	18.7

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

The increase in research and development expense during the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to restructuring charges of $2.6 million, higher purchased services of $0.5 million, and a higher corporate allocation of $0.3 million. These increases were partially offset by lower salary and benefits expense and non-cash compensation of $2.3 million and lower depreciation expense of $0.1 million.

The increase during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to restructuring charges of $5.0 million, higher purchased services of $1.8 million, and a higher corporate allocation of $0.5 million. These increases were partially offset by lower salary and benefits expense and non-cash compensation of $1.1 million and lower depreciation expense of $0.6 million.

Sales, marketing, general and administrative expense

(in thousands)	2024	2023	$ change	% change
Three Months Ended June 30,	$7,746	$9,692	$(1,946)	(20.1)
Six Months Ended June 30,	16,824	18,429	(1,605)	(8.7)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower salary and benefits expense and non-cash compensation of $1.2 million, lower professional fees of $0.9 million, lower purchased services of $0.3 million, a lower corporate allocation of $0.3 million, and lower business insurance fees of $0.2 million. These decreases were partially offset by restructuring charges of $0.6 million, higher software supply expenses of $0.4 million, and higher depreciation of $0.3 million.

The decrease during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to lower professional fees of $1.5 million, lower purchased services of $0.5 million, a lower corporate allocation of $0.5 million, and lower business insurance fees of $0.4 million. These decreases were partially offset by higher software supply expenses of $0.8 million, restructuring charges of $0.7 million, and higher trade show expense of $0.2 million.

Impairment loss on intangible assets

(in thousands)	2024	2023	$ change	% change
Three Months Ended June 30,	$3,027	$-	$3,027	-
Six Months Ended June 30,	3,027	-	3,027	-

Impairment loss on intangible assets includes impairment charges on intangible assets. During the three months ended June 30, 2024, management identified impairment indicators related to MOSAIK software. We performed an assessment of projected future cash flows which resulted in a $3.0 million impairment charge and reduction in the estimated useful life of the asset. See Item 1, Note 7. Financial Statement Components for additional discussion.

Bargain purchase gain, net of tax

(in thousands)	2024	2023	$ change	% change
Three Months Ended June 30,	$-	$-	$-	-
Six Months Ended June 30,	-	1,706	(1,706)	(100.0)

During the six months ended June 30, 2023, we recorded a bargain purchase gain related to the acquisition of assets from Ibeo. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration paid in the transaction.

Other income

(in thousands)	2024	2023	$ change	% change
Three Months Ended June 30,	$785	$3,570	$(2,785)	(78.0)
Six Months Ended June 30,	1,416	4,209	(2,793)	(66.4)

The decrease in other income during the three and six months ended June 30, 2024 compared to the same period in 2023 is primarily due to a payment received in 2023 of $3.0 million as an incentive to terminate our previous building lease.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of June 30, 2024, we had $26.8 million in cash and cash equivalents and $29.9 million in short-term investment securities. We also have approximately $122.6 million availability left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $39.4 million during the six months ended June 30, 2024 compared to cash used in operating activities of $30.1 million during the same period in 2023. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, intangible impairment expense, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses to support the development of our lidar sensors. During the six months ended June 30, 2023, we made a payment of $3.1 million to our contract manufacturing partner in connection with the buildup of MOVIA sensor inventory for direct sales to both automotive and non-automotive customers. Moreover, we expect to make additional payments to this partner totaling approximately $5.2 million over the remainder of 2024 through 2025 in line with agreed-upon deliveries.

Investing activities

During the six months ended June 30, 2024, net cash used in investing activities was $7.4 million compared to net cash provided by investing activities of $18.7 million during the same period in 2023. During the six months ended June 30, 2024, we purchased short-term investment securities totaling $23.5 million and sold short-term investment securities totaling $22.7 million, compared to purchases of $17.3 million and sales of $48.7 million in the same period of 2023. During the six months ended June 30, 2024, we made payments totaling $6.3 million related to the acquisition of Ibeo assets compared to $11.2 million in the same period in 2023.

Financing activities

Net cash provided by financing activities totaled $26.2 million during the six months ended June 30, 2024, compared to net cash provided by financing activities of $56.0 million during the same period of 2023. Proceeds received from stock option exercises totaled $0.1 million during the six months ended June 30, 2024 compared to $0.2 million during the same period in 2023. Net proceeds from issuance of common stock were $26.1 million during six months ended June 30, 2024 compared to $55.9 million during the same period in 2023.

The following is a list of our financing activities during 2024 and 2023.

●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of June 2024, we completed sales under such sales agreement of 15.0 million shares for net proceeds of $26.1 million. As of June 2024, we have approximately $122.6 million available under this sales agreement.
●	In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. The sales agreement was terminated in June 2023.
●	In June 2023, we entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. As of June 30, 2023, we had issued 257,000 shares for net proceeds of $925,000 that was received in July 2023. The $925,000 was classified as subscriptions receivable on our June 30, 2023 balance sheet and is not included in the cash balance as of June 30, 2023. No further shares are available for sales under this agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risk

As of June 30, 2024, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risk is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of June 30, 2024, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of June 30, 2024, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$26,748	47.2%
Less than one year	29,934	52.8%
	$56,682	100.0%

Foreign Exchange Rate Risk

Our major contract and collaborative research and development agreements, product sales, and licensing activity payments are currently made in U.S. dollars or Euros. Changes in the relative value of the U.S. dollar to the Euro and other currencies may affect revenue and other operating results as expressed in U.S. dollars. In addition, our international subsidiary financial statements are denominated in Euros. As such, the consolidated financial statements will continue to remain subject to the impact of foreign currency translation as our international operations continue to expand. In the future, we may enter into foreign currency hedges to offset material exposure to currency fluctuations when we can adequately determine the timing and amounts of the exposure.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of June 30, 2024, we had an accumulated deficit of $815.6 million.
●	We incurred net losses of $765.4 million from inception through 2023, and a net loss of $50.2 million during the six months ended June 30, 2024.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development of our Laser Beam Scanning, or LBS, technology system, including products built around that technology such as our automotive lidar sensors, and development of demonstration units. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products at scale. In light of these factors, we expect to continue to incur significant losses and negative cash flow through 2024 and the foreseeable future. There is significant risk that we will not achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations at the level necessary to implement our business plan. Raising additional capital will dilute the value of current shareholders’ investment in us. Additionally, we may be unable to raise capital on terms acceptable to us.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We will, however, require additional capital to fund our operating plan past that time. We will seek to obtain additional capital through the issuance of equity or debt securities, development revenue, product sales, and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital would be successful.

We are currently focused on developing and commercializing our automotive lidar solution. This involves introducing new technologies into an emerging market which creates significant uncertainty about our ability to accurately project the amounts and timing of revenue, costs, and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our technologies, the rate at which OEMs introduce systems incorporating our products and technologies and the market acceptance and competitive position of such systems. Our expenses increased significantly as a result of the January 2023 Ibeo acquisition and related headcount increase, though in the first half of 2024 we effectuated meaningful headcount reductions. If revenues continue to be less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts, or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

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

Risks Related to our Financial Statements and Results

Our revenue is generated from a small number of customers and, as we have experienced recently and in the past, losing a significant customer negatively impacts our revenue.

For the six months ended June 30, 2024, a leading supplier of agricultural equipment manufacturer accounted for $1.7 million in revenue, representing 58% of our total revenue as part of a last-time buy of a legacy product. A major global trucking OEM accounted for $0.6 million in revenue, representing 22% of our total revenue. For the six months ended June 30, 2023, one customer accounted for $0.4 million in revenue, representing 33% of our total revenue, a second customer accounted for $0.2 million in revenue, representing 22% of our total revenue, and a third customer accounted for $0.1 million in revenue, representing 11% of our total revenue.

We have, in the past, identified a material weakness in our internal controls.

In the second quarter of 2021, we identified a material weakness in the controls that support our determination of the grant date of equity awards. If we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting obligations. Any such failure could cause investors to lose confidence in the accuracy of our financial reports, harm our reputation, and adversely affect the market price of our common stock.

Our internal controls over financial reporting for fiscal year 2024 include controls of our subsidiary, MicroVision GmbH, which became a significant subsidiary upon the closing of our acquisition of assets from Ibeo in 2023. Given the added complexity stemming from the inclusion of our German subsidiary within our control environment, the risk of a material weakness in internal controls will be higher than it has been to date.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending August 2, 2024, our common stock has traded at a low of $0.86 and a high of $3.62. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2023, we incurred a loss per share of $(0.45).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	strategic developments;

●	the timing and results of our development and commercialization efforts with respect to our lidar sensors and ADAS solutions;
●	changes in regulatory or industry standards applicable to our technologies;
●	variations in our or our competitors’ financial and operating results;
●	developments concerning our collaborations or partners;
●	developments or disputes with any third parties that supply, manufacture, sell, or market any of our products;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technology;
●	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	the effects of other events or factors, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the COVID-19 outbreak, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere.

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

Additionally, securities of certain companies have in the past few years experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks has abated. There can be no assurance that our shares will not be subject to a short squeeze in the future, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

If we are unable to maintain our listing on The Nasdaq Global Market, it could become more difficult to sell our stock in the public market.

Our common stock is listed on The Nasdaq Global Market. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, such as our minimum bid price falling below $1 for 30 consecutive trading days, our common stock could be delisted from The Nasdaq Global Market. If our common stock were delisted, we may seek to list our common stock on The Nasdaq Capital Market, the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter, or OTC, market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

A delisting from The Nasdaq Global Market and failure to obtain listing on another market or exchange would subject our A delisting from The Nasdaq Global Market and failure to obtain listing on another market or exchange would subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The Nasdaq Global Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

On August 2, 2024, the closing price of our common stock was $1.02 per share.

Our lack of financial resources relative to our competitors may limit our revenues, potential profits, overall market share, or value.

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

Historically, we have relied on single or limited-source suppliers to manufacture our products. Establishing and maintaining a relationship with a contract manufacturer, automotive Tier 1 partner, or foundry is a time-consuming process, as our unique technologies may require significant manufacturing process adaptation to achieve full manufacturing capacity. To the extent that we are not able to establish or maintain a relationship with a contract manufacturer, Tier 1 partner, or foundry in a timely manner or at prices or on other terms that are acceptable to us, we may be unable to meet contract or production milestones. Moreover, changes in our supply chain could result in increased cost and delays and subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected or the disruption in the supply chain of components from these suppliers could cause significant delays in product deliveries, which could result in lost future revenues and damaged customer relationships.

Historically, we have been dependent on third parties to develop, manufacture, sell, and market products incorporating our technology.

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

We could face lawsuits related to our use of LBS technology or other technologies, which would be costly, and any adverse outcome could limit our ability to commercialize our technologies or products.

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

Our ability to successfully offer products incorporating our technologies and implement our business plan in a rapidly evolving market requires an effective planning and management process. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce. We continue to strengthen our compliance programs, including our compliance programs related to product certifications (in particular, certifications applicable to the automotive market), export controls, privacy and cybersecurity and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results.

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

Our technologies and products could become subject to environmental, health and safety regulations or amendments that could negatively impact our ability to commercialize our technologies and products. Compliance with any such current or new regulations would likely increase the cost to develop and commercialize products, and violations may result in fines, penalties or suspension of production. If we become subject to any environmental, health, or safety laws or regulations that require us to cease or significantly change our operations to comply, our business, financial condition and operating results could be adversely affected.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

At various times in our history, including in the recent past, general worldwide economic conditions have experienced downturns due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, the outbreak of wars or infectious diseases, as recently experienced, may cause an unexpected deterioration in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the automotive or technology industries.

Because we have recently expanded and plan to continue expanding our international operations and using foreign suppliers and manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

During 2021, we established an office in Germany and on January 31, 2023, we completed our acquisition of certain assets of Ibeo, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and partners and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

●	Political and economic instability, international terrorism and the outbreak of war, such as the Russian invasion and continuing war against Ukraine and the ongoing conflict in Gaza;

●	High levels of inflation, as has historically been the case in a number of countries in Asia;
●	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
●	Foreign taxes and duties;
●	Changes in tariff rates or other trade, tax or monetary policies;
●	Changes or volatility in currency exchange rates and interest rates;
●	Global or regional health crises, such as COVID-19 or other epidemics; and
●	Disruptions in global supply chains.

We have recently made and may in the future make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations, and financial condition could be materially adversely affected.

On December 1, 2022, we entered into an Asset Purchase Agreement to acquire certain assets from Ibeo Automotive Systems GmbH. We expended significant management time and effort, as well as capital, identifying, evaluating, negotiating, and executing this transaction and, since the closing of the acquisition on January 31, 2023, we have invested additional time and capital working to integrate our new Hamburg- and Detroit-based teams and operations. We cannot guarantee that these integration efforts will be successful, that the goals of the acquisition will be realized, or that the increase to our operating expenses or cash requirements will be manageable. During the first half of 2024, we downsized our Germany operations.

In the future, we may again undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Before our acquisition of assets from Ibeo, we had no experience with acquisitions or the integration of acquired technology and personnel. Failure to successfully identify, complete, manage, and integrate acquisitions could materially and adversely affect our business, financial condition, and results of operations and could cause our stock price to decline.

Our suppliers’ or manufacturing partners’ facilities could be damaged or disrupted by a natural disaster or labor strike, either of which would materially affect our financial position, results of operations, and cash flows.

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

If we are unable to obtain effective intellectual property protection for our products, processes and technologies, we may be unable to compete with other companies.

Intellectual property protection for our products, processes and technologies is important and uncertain. If we do not obtain effective intellectual property protection for our products, processes and technologies, we may be subject to increased competition. Our commercial success will depend, in part, on our ability to maintain the proprietary nature of our key technologies by securing valid and enforceable patents and effectively maintaining unpatented technologies as trade secrets.

We protect our proprietary technologies by seeking to obtain United States and foreign patents in our name, or licenses to third party patents, related to proprietary technologies, inventions, and improvements that may be important to the development of our business. However, our patent position involves complex legal and factual questions. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change.

Additionally, the scope of patents is subject to interpretation by courts and their validity can be subject to challenges and defenses, including challenges and defenses based on the existence of prior art. Consequently, we cannot be certain as to the extent to which we will be able to obtain patents for our new products and technologies or the extent to which the patents that we already own protect our products and technologies. Reduction in scope of protection or invalidation of our licensed or owned patents, or our inability to obtain new patents, may enable other companies to develop products that compete directly with ours on the basis of the same or similar technologies.

We also rely on the law of trade secrets to protect unpatented know-how and technologies to maintain our competitive position. We try to protect this know-how and our technologies by limiting access to the trade secrets to those of our employees, contractors and partners, with a need-to-know such information and by entering into confidentiality agreements with parties that have access to it, such as our employees, consultants and business partners. Any of these parties could breach the agreements and disclose our trade secrets or confidential information, or our competitors might learn of the information in some other way. If any trade secret not protected by a patent were to be disclosed to or independently developed by a competitor, our competitive position could be negatively affected.

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

Additionally, any misuse of our technologies or products incorporating our technologies by end users or third parties that obtain access to our technologies could result in negative publicity and could harm our brand and reputation. Product liability claims or other claims related to our products or our technologies, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products and technologies.

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

Loss of any of our key personnel or inability to attract new personnel could have a negative effect on the operation of our business.

Our success depends on our executive officers and other key personnel and on our ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, research and product development and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could hinder our ability to compete effectively in the automotive or technology markets and adversely affect our business strategy execution and results of operations.

Risks Related to Development for the Automotive Industry

We invest significant time and resources seeking OEM selection of our products and solutions. If our products and solutions are not selected for inclusion in ADAS systems by automotive OEMs or automotive Tier 1 suppliers after incurring substantial expenditures in these efforts, our future business prospects, results of operations, and financial condition will be materially and adversely affected.

Automotive OEMs and Tier 1 suppliers design and develop ADAS technology over several years, undertaking extensive testing and qualification processes prior to selecting a product such as our lidar sensors and software for use in a particular system, product or vehicle model because such products will function as part of a larger system or platform and must meet certain other specifications. We have invested and will continue to invest significant time and resources to have our products considered and possibly selected by OEMs or Tier 1 suppliers for use in a particular system, product or vehicle model, which is known as a “series production win” or a “series production award.” In the case of ADAS technology, a series production award would mean that our lidar sensor and/or ADAS solution had been selected for use in a particular vehicle model. However, if we are unable to achieve a series production award with respect to a particular vehicle model, we may not have an opportunity to supply our products to the automotive OEM for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven or more years. If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is unlikely that our product will be deployed in other vehicle models of that OEM. If we fail to win a significant number of vehicle models from one or more automotive OEMs or their suppliers, our future business prospects, results of operations, and financial conditions will be materially and adversely affected.

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

Our products are highly technical and complex and require high standards to manufacture and may experience defects, errors or reliability issues at various stages of development and production. We may be unable to timely manufacture or release products, or correct problems that have arisen or correct such problems to the customer’s satisfaction. Additionally, undetected errors, defects or security vulnerabilities could result in serious injury to the end users or bystanders of technology incorporating our products, inability of customers to commercialize technology incorporating our products, litigation against us, negative publicity and other consequences. These risks are particularly prevalent in the highly competitive ADAS market. These problems may also result in claims, including class actions, against us that could be costly to defend. Our reputation or brand may be damaged as a result of these problems and potential customers may be reluctant to buy our products, which could adversely affect our financial results.

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

The ADAS market is fast evolving and there is generally a lack of an established regulatory framework. Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. For instance, in May 2024, the National Highway Traffic Safety Administration published a new rule requiring automatic emergency braking systems in U.S. light vehicles and trucks by September 2029. To control new vehicle prices, among other concerns, OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the consumer cost pressures of new ADAS features. As additional safety requirements are imposed on vehicle manufacturers, our business prospects may be materially impacted.

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

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not materialize as anticipated. These estimates and forecasts relating to the expected size and growth of the markets for lidar-based technology may prove to be inaccurate. Even if these markets experience the forecasted growth we anticipate, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, we cannot assure you that these forecasts will not be materially inaccurate.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

10.1	Key Executive Severance and Change in Control Plan.
10.2	2024 Executive Bonus Plan.
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: August 7, 2024	By	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2024	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

