Form 10-Q
period 2024-09-30
MICROVISION, INC.
filed 2024-11-07
CIK 65770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of November 4, 2024 was 219,018,180.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$16,523	$45,167
Investment securities, available-for-sale	26,679	28,611
Restricted cash, current	270	3,263
Accounts receivable, net of allowances	232	949
Inventory	4,486	3,874
Other current assets	4,857	4,890
Total current assets	53,047	86,754

Property and equipment, net	7,668	9,032
Operating lease right-of-use assets	12,090	13,758
Restricted cash, net of current portion	1,572	961
Intangible assets, net	12,563	17,235
Other assets	1,322	1,895
Total assets	$88,262	$129,635

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,487	$2,271
Accrued liabilities	5,893	8,640
Accrued liability for Ibeo business combination	-	6,300
Contract liabilities	180	300
Operating lease liabilities, current	2,149	2,323
Other current liabilities	902	669
Total current liabilities	10,611	20,503

Operating lease liabilities, net of current portion	11,662	12,714
Other long-term liabilities	134	614
Total liabilities	22,407	33,831

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.001; 310,000 shares authorized; 213,439 and 194,736 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	213	195
Additional paid-in capital	896,424	860,765
Accumulated other comprehensive income	344	210
Accumulated deficit	(831,126)	(765,366)
Total shareholders’ equity	65,855	95,804
Total liabilities and shareholders’ equity	$88,262	$129,635

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$190	$1,047	$3,046	$2,158

Cost of revenue	583	625	3,414	1,870

Gross profit (loss)	(393)	422	(368)	288

Research and development expense	8,736	15,584	40,251	42,127
Sales, marketing, general and administrative expense	6,599	8,743	23,423	27,172
Impairment loss on intangible assets	-	-	3,027	-
Gain on disposal of fixed assets	(22)	(10)	(22)	(25)
Total operating expenses	15,313	24,317	66,679	69,274

Loss from operations	(15,706)	(23,895)	(67,047)	(68,986)

Bargain purchase gain, net of tax	-	-	-	1,706
Other income	297	637	1,713	4,846

Net loss before taxes	(15,409)	(23,258)	(65,334)	(62,434)

Income tax expense	(108)	(211)	(426)	(671)
Net loss	$(15,517)	$(23,469)	$(65,760)	$(63,105)

Net loss per share - basic and diluted	$(0.07)	$(0.12)	$(0.32)	$(0.35)

Weighted-average shares outstanding - basic and diluted	213,004	188,306	206,164	180,156

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(15,517)	$(23,469)	$(65,760)	$(63,105)

Other comprehensive income:
Unrealized gain on investment securities, available-for-sale	78	22	33	117
Unrealized gain on translation	165	31	101	55
Total comprehensive income	243	53	134	172
Comprehensive loss	$(15,274)	$(23,416)	$(65,626)	$(62,933)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		other		Total
		Par	paid-in	Subscriptions	comprehensive	Accumulated	shareholders’
	Shares	value	capital	receivable	income (loss)	deficit	equity
Balance as of June 30, 2023	187,620	$188	$835,410	$(925)	$(8)	$(722,160)	$112,505
Share-based compensation expense	411	-	4,343	-	-	-	4,343
Exercise of options	11	-	7	-	-	-	7
Sales of common stock, net	1,787	2	4,215	602	-	-	4,819
Net loss	-	-	-	-	-	(23,469)	(23,469)
Other comprehensive income	-	-	-	-	53	-	53
Balance as of September 30, 2023	189,829	$190	$843,975	$(323)	$45	$(745,629)	$98,258

Balance as of June 30, 2024	211,961	$212	$894,005	$-	$101	$(815,609)	$78,709
Share-based compensation expense	1,478	1	2,425	-	-	-	2,426
Sales of common stock, net	-	-	(6)	-	-	-	(6)
Net loss	-	-	-	-	-	(15,517)	(15,517)
Other comprehensive income	-	-	-	-	243	-	243
Balance as of September 30, 2024	213,439	$213	$896,424	$-	$344	$(831,126)	$65,855

Balance as of January 1, 2023	170,503	$171	$772,221	$-	$(127)	$(682,524)	$89,741
Share-based compensation expense	1,410	1	10,769	-	-	-	10,770
Exercise of options	191	-	175	-	-	-	175
Sales of common stock, net	17,725	18	60,810	(323)	-	-	60,505
Net loss	-	-	-	-	-	(63,105)	(63,105)
Other comprehensive income	-	-	-	-	172	-	172
Balance as of September 30, 2023	189,829	$190	$843,975	$(323)	$45	$(745,629)	$98,258

Balance as of January 1, 2024	194,736	$195	$860,765	$-	$210	$(765,366)	$95,804
Share-based compensation expense	3,642	3	9,519	-	-	-	9,522
Exercise of options	84	-	62	-	-	-	62
Sales of common stock, net	14,977	15	26,078	-	-	-	26,093
Net loss	-	-	-	-	-	(65,760)	(65,760)
Other comprehensive income	-	-	-	-	134	-	134
Balance as of September 30, 2024	213,439	$213	$896,424	$-	$344	$(831,126)	$65,855

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(65,760)	(63,105)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,246	6,288
Bargain purchase gain, net of tax	-	(1,706)
Gain on disposal of fixed assets	(22)	(25)
Impairment of intangible assets	3,027	-
Impairment of operating lease right-of-use assets	406	-
Impairment of property and equipment	-	12
Inventory write-downs	127	61
Share-based compensation expense	9,522	11,506
Net accretion of premium on short-term investments	(776)	(986)

Change in:
Accounts receivable	717	(740)
Inventory	(723)	(619)
Other current and non-current assets	606	(3,214)
Accounts payable	(784)	896
Accrued liabilities	(2,747)	4,321
Contract liabilities and other current liabilities	109	(1,405)
Operating lease liabilities	(1,944)	(1,813)
Other long-term liabilities	(488)	17
Net cash used in operating activities	(53,484)	(50,512)

Cash flows from investing activities
Sales of investment securities	28,311	61,700
Purchases of investment securities	(25,570)	(27,101)
Cash paid for Ibeo business combination	(6,300)	(11,233)
Purchases of property and equipment	(271)	(1,981)
Net cash (used in) provided by investing activities	(3,830)	21,385

Cash flows from financing activities
Principal payments under finance leases	-	(19)
Proceeds from stock option exercises	62	175
Net proceeds from issuance of common stock	26,093	60,607
Net cash provided by financing activities	26,155	60,763

Effect of exchange rate changes on cash and cash equivalents and restricted cash	133	-

Change in cash, cash equivalents, and restricted cash	(31,026)	31,636
Cash, cash equivalents, and restricted cash at beginning of period	49,391	21,954
Cash, cash equivalents, and restricted cash at end of period	$18,365	$53,590

Supplemental schedule of non-cash investing and financing activities
Amounts issued to escrow for acquisition consideration	$-	$3,263
Acquisition of right-of-use asset	$-	$1,294
Accrued financing fees	$-	$101
Issuance of common stock for subscriptions receivable	$-	$323
Foreign currency translation adjustments	$101	$55
Unrealized loss on investment securities, available-for-sale	$33	$117

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$16,523	$49,366
Restricted cash, current	270	3,263
Restricted cash, net of current portion	1,572	961
Cash, cash equivalents and restricted cash	$18,365	$53,590

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

As of September 30, 2024, the Company had total liquidity of $43.2 million including $16.5 million in cash and cash equivalents and $26.7 million in short-term investment securities. In addition, the Company has approximately $122.6 million availability under its current at-the-market (“ATM”) facility as of September 30, 2024. Subsequent to the date of these financial statements, on October 23, 2024, the Company issued $45.0 million in senior secured convertible notes for gross proceeds of $41.4 million. See Note 14. Subsequent Events for detail. After giving effect to the net proceeds from the first $45.0 million tranche of the financing transaction, the Company expects to have approximately $81.2 million in cash and cash equivalents and access to $152.6 million of additional capital, including $122.6 million under its existing ATM facility and $30.0 million from the remaining commitment pursuant to the convertible note facility. Based on the current operating plan, the Company anticipates having sufficient cash and cash equivalents to fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of September 30, 2024, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the three months ended September 30, 2024, three customers accounted for 65%, 16%, and 11% of total revenue, respectively. For the same period in 2023, one customer accounted for 71% of total revenue.

For the nine months ended September 30, 2024, three customers accounted for 55%, 20%, and 10% of total revenue, respectively. For the same period in 2023, four customers accounted for 38%, 17%, 11%, and 10% of total revenue, respectively.

As of September 30, 2024, accounts receivable related to these customers accounted for 92% of total accounts receivable, net of allowances on the condensed consolidated balance sheets.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation: Stock Compensation (Topic 718). The amendments in this ASU clarify existing guidance related to profits interest and similar awards. ASU 2024-01 is effective for annual and interim periods for the Company beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this ASU require additional disclosure of specified information about certain costs and expenses in the notes to the financial statements. ASU 2024-03 is effective for annual periods for the Company beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its financial statement disclosures.

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss available for common shareholders - basic and diluted	$(15,517)	$(23,469)	$(65,760)	$(63,105)

Denominator:
Weighted-average common shares outstanding - basic and diluted	213,004	188,306	206,164	180,156
Net loss per share - basic and diluted	$(0.07)	$(0.12)	$(0.32)	$(0.35)

For the three and nine months ended September 30, 2024 and 2023, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 0.7 million and 0.8 million shares of common stock, respectively, and 12.7 million and 10.3 million nonvested restricted and performance stock units, respectively.

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

5. REVENUE RECOGNITION

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration that the Company expect to receive in exchange for those goods or services.

The Company evaluates contracts based on the 5-step model as stated in Topic 606 as follows: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price, and (v) recognize revenue when (or as) performance obligations are satisfied.

A contract contains a promise (or promises) to transfer goods or services to a customer. A performance obligation is a promise (or a group of promises) that is distinct, as defined in the revenue standard.

The transaction price is the amount of consideration an entity expects to be entitled to from a customer in exchange for providing the goods or services. A number of factors should be considered to determine the transaction price, including whether there is variable consideration, a significant financing component, noncash consideration, or amounts payable to the customer. The determination of variable consideration will require a significant amount of judgment. In estimating the transaction price, the Company will use either the expected value method or the most likely amount method.

The transaction price is allocated to the separate performance obligations in the contract based on relative standalone selling prices. Determining the relative standalone selling price can be challenging when goods or services are not sold on a standalone basis. The revenue standard sets out several methods that can be used to estimate a standalone selling price when one is not directly observable. Allocating discounts and variable consideration must also be considered. Allocating the transaction price can require significant judgement on the Company’s part.

Revenue is recognized when (or as) the customer obtains control of the good or service/performance obligations are satisfied. Topic 606 provides guidance to help determine if a performance obligation is satisfied at a point in time or over time. Where a performance obligation is satisfied over time, the related revenue is also recognized over time.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$65	125	-	$190
Product and services transferred over time	-	-	-	-
Total	$65	$125	$-	$190

	Nine Months Ended September 30, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$2,617	323	106	$3,046
Product and services transferred over time	-	-	-	-
Total	$2,617	$323	$106	$3,046

	Three Months Ended September 30, 2023
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,047	$-	$-	$1,047
Product and services transferred over time	-	-	-	-
Total	$1,047	$-	$-	$1,047

	Nine Months Ended September 30, 2023
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,898	$-	$-	$1,898
Product and services transferred over time	-	-	260	260
Total	$1,898	$-	$260	$2,158

Contract Balances

Under Topic 606, the Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Unconditional rights to consideration are included within accounts receivable, net of allowances in the condensed consolidated balance sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	September 30,	December 31,
	2024	2023	$ Change	% Change

Contract assets and accounts receivable	$232	$949	$(717)	(75.6)
Contract liabilities	(180)	(300)	120	(40.0)
Net contract assets (liabilities)	$52	$649	$(597)	(92.0)

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of September 30, 2024.

Transaction Price Allocated to the Remaining Performance Obligations

The remaining balance of the contract liabilities was approximately $0.2 million as of September 30, 2024. The Company expects to recognize 100% of this revenue over the next 12 months.

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of September 30, 2024 and December 31, 2023 (in thousands). These tables do not include cash held in money market savings accounts.

As of September 30, 2024	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$15,045	$-	$15,045
U.S. Treasury securities	-	11,634	-	11,634
	$-	$26,679	$-	$26,679

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$8,471	$-	$8,471
U.S. Treasury securities	-	20,140	-	20,140
	$-	$28,611	$-	$28,611

Short-term investments are summarized below as of September 30, 2024 and December 31, 2023 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of September 30, 2024
Investment securities, available for sale:
Corporate debt securities	$15,006	39	-	$15,045
U.S. Treasury securities	11,614	20	-	11,634
	$26,620	$59	$-	$26,679

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2023
Investment securities, available for sale:
Corporate debt securities	$8,466	$6	$(1)	$8,471
U.S. Treasury securities	20,119	21	-	20,140
	$28,585	$27	$(1)	$28,611

The maturities of the investment securities, available-for-sale as of September 30, 2024 and December 31, 2023 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2024
Maturity date
Less than one year	$26,620	59		$26,679
	$26,620			$26,679

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2023
Maturity date
Less than one year	$28,585	$27	$(1)	$28,611
	$28,585			$28,611

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2024 and December 31, 2023 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of September 30, 2024
Corporate debt securities	$599	-	-	-	$599	$-
U.S. Treasury securities	-	-	-	-	-	-
	$599	$-	$-	$-	$599	$-

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2023
Corporate debt securities	$1,488	$(1)	$-	$-	$1,488	$(1)
U.S. Treasury securities	1,486	-	-	-	1,486	-
	$2,974	$(1)	$-	$-	$2,974	$(1)

7. FINANCIAL STATEMENT COMPONENTS

The following financial statement components have significant balances as of September 30, 2024.

Restricted Cash

During the nine months ended September 30, 2024, Restricted cash, current decreased largely due to a $3.3 million release of escrow in connection with the Asset Purchase Agreement with Ibeo. In addition, Restricted cash, net of current portion increased by approximately $1.0 million related to cash that is held as collateral for a Hamburg, Germany lease.

Inventory

Inventory consists of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$2,457	$1,574
Work in process	-	305
Finished goods	2,029	1,995
	$4,486	$3,874

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Production equipment	$6,140	$6,140
Leasehold improvements	3,965	3,843
Computer hardware and software/lab equipment	12,275	12,149
Office furniture and equipment	5,440	5,367
	27,820	27,499
Less: Accumulated depreciation	(20,152)	(18,467)
	$7,668	$9,032

Depreciation expense was $0.6 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Intangible Assets

The components of intangible assets were as follows:

As of September 30, 2024					Weighted
	Gross			Net	Average Remaining
(in thousands)	Carrying Amount	Accumulated Amortization	Impairment Expense	Carrying Amount	Period (Years)
Acquired technology	$20,172	4,582	3,027	12,563	12
Backlog	26	26	-	-	-
	$20,198	$4,608	$3,027	$12,563

As of December 31, 2023					Weighted
	Gross			Net	Average Remaining
(in thousands)	Carrying Amount	Accumulated Amortization	Impairment Expense	Carrying Amount	Period (Years)
Acquired technology	$20,172	2,940	-	17,232	12
Backlog	26	23	-	3	-
	$20,198	$2,963	$-	$17,235

Amortization expense was $0.5 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.6 million for the nine months ended September 30, 2024 and 2023.

During the quarter ended June 30, 2024, management identified various factors related to the 2024 restructuring events (see Note 13. Restructuring Charges) that collectively indicated that it is more-likely-than-not that the fair value of the Company’s Reference software intangible asset was less than its carrying amount as of June 30, 2024. As of June 30, 2024, prior to impairment, the fair value was $4.5 million. As a result, the Company performed an impairment assessment for intangibles in accordance with ASC 360, Property, Plant and Equipment. The June 30, 2024 impairment test indicated a decline in the carrying amount of the Reference software intangible asset and a reduction in the asset’s useful life, resulting in a non-cash impairment charge of $3.0 million, which is included in impairment loss on intangible assets on the condensed consolidated statement of operations. The fair value of the Reference software subsequent to impairment was $1.4 million and is included within intangible assets, net on the condensed consolidated balance sheets. No further indicators of impairment related to intangible assets were identified during the three months ended September 30, 2024.

The following table outlines estimated future amortization expense related to intangible assets held as of September 30, 2024 (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2024 (remainder of the year)	$362	72	$434
2025	1,446	57	1,503
2026	1,446	28	1,474
2027	829	-	829
2028	825	-	825
Thereafter	7,498	-	7,498
	$12,406	$157	$12,563

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

The following table summarizes the amount of share-based compensation expense by line item on the statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Research and development expense	$782	$2,194	$3,378	$4,438
Sales, marketing, general and administrative expense	1,644	2,497	6,144	7,068
	$2,426	$4,691	$9,522	$11,506

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2024 (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2024	666	$1.43	3.8	$129

Exercisable as of September 30, 2024	666	$1.43	3.8	$129

As of September 30, 2024, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the nine months ended September 30, 2024 (in thousands, except per share data):

		Weighted-Average
	Shares	Price
Unvested as of December 31, 2023	9,983	$3.09
Granted	8,021	1.32
Vested	(4,047)	4.19
Forfeited	(1,258)	2.55
Unvested as of September 30, 2024	12,699	$1.68

During the nine months ended September 30, 2024, the Company granted 4,170,000 shares to non-executive employees for annual and short-term incentive awards. Additionally, the Company granted 80,000 shares to non-executive employees for new hire grants. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately or over three or four years.

During the nine months ended September 30, 2024, the Company granted 3,771,000 shares to executive employees and directors for annual, short-term incentive, and long-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately, over one year, or over three years.

As of September 30, 2024, unrecognized share-based compensation related to RSUs was $7.5 million, which will be expensed over the next 2.1 years. Unrecognized share-based compensation related to executive PSUs was $3.6 million, which will be expensed over the next 1.1 years. Unrecognized share-based compensation related to the non-executive PSUs was $0.6 million, which will be expensed over the next 0.8 years.

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

In April 2022, the Company entered into a lease agreement for product testing for engineering and development activities in Nuremberg, Germany which commenced in May 2022. In June 2024, the Company abandoned the space prior to its expiration of November 2027. During the quarter ended June 30, 2024, impairment expense of $0.2 million was incurred and is recorded within sales, marketing, general and administrative expense on the condensed consolidated statement of operations.

In September 2022, the Company entered into a lease agreement for office space in Nuremberg, Germany which commenced in November 2022. In June 2024, the Company entered into an early termination agreement to decrease the expiration from April 2027 to April 2025, resulting in an insignificant early termination fee. During the quarter ended June 30, 2024, impairment expense of $0.1 million was incurred and is recorded within sales, marketing, general and administrative expense on the condensed consolidated statement of operations.

Additionally, in connection with the January 2023 acquisition of assets from Ibeo, the Company assumed three leases in Hamburg, Germany. The first lease, which is for space for IT network equipment, will be abandoned prior to its expiration date of December 2026 in November 2024. During the quarter ended June 30, 2024, impairment expense of $0.1 million was incurred is recorded within sales, marketing, general and administrative expense on the condensed consolidated statement of operations. The second lease, which is for office space and long-range laser testing space, originally expired in August 2023 and was extended during the quarter ended September 30, 2023 to August 2024. In July 2024, the lease was further extended to October 2024 and in September 2024 was again extended until November 2024. Subsequent to the date of these financial statements, in October 2024, the lease for certain portions of the office space were further extended to February 2025. The third lease, which was for garage space to house the Company’s test and demonstration vehicles, expired in July 2024.

In December 2023, the Company entered into a lease agreement in Hamburg, Germany for office space to replace the existing Hamburg, Germany leases. The lease, which is expected to commence in November 2024, provides for a term of 60 months. The lease liability associated with this forward-starting lease are excluded from the tables below.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$629	$667	$1,964	$1,949
Finance lease expense:
Amortization of leased assets	-	6	-	19
Interest on lease liabilities	-	-	-	1
Total finance lease expense	-	6	-	20
Total lease expense	$629	$673	$1,964	$1,969

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,944	1,813
Operating cash flows from finance leases	-	1
Financing cash flows from finance leases	-	19

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$12,090	$13,758

Current portion of operating lease liabilities	2,149	2,323
Operating lease liabilities, net of current portion	11,662	12,714
Total operating lease liabilities	$13,811	$15,037

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(111)	(97)
Property and equipment, net	$1	$15

Weighted Average Remaining Lease Term
Operating leases	7.7 years	8.4 years

Weighted Average Discount Rate
Operating leases	4.6%	4.6%

As of September 30, 2024, maturities of lease liabilities are as follows:

(in thousands)	Operating
Years Ended December 31,	leases
2024 (remainder of year)	$547
2025	2,127
2026	2,003
2027	1,983
2028	1,954
Thereafter	7,719
Total minimum lease payments	16,333
Less: amount representing interest	(2,522)
Present value of capital lease liabilities	$13,811

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. Remaining future payments of approximately $4.8 million are expected to be made by the Company through 2025.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

11. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of September 2024, the sale of 15.0 million shares for net proceeds of $26.1 million had been completed. As of September 30, 2024, approximately $122.6 million is available under this sales agreement.

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

12. INCOME TAXES

The Company recognized income tax expense of $0.1 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.7 million during the nine months ended September 30, 2024 and 2023, respectively. Income tax expense for the nine months ended September 30, 2024 was largely the result of income in foreign jurisdictions, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created as a result of the acquisition of Ibeo assets in the first quarter of 2023.

As of September 30, 2024, the Company continues to have no unrecognized tax positions.

13. RESTRUCTURING CHARGES

In the first half of 2024, to better align the Company’s resources to support business needs, the Company reduced the global workforce by approximately 37%. The Company recognized approximately $5.8 million in restructuring and related reorganization charges during the nine months ended September 30, 2024 which is recorded within research and development expense and sales, marketing, general and administrative expense on the condensed consolidated statement of operations. The charges were predominately related to employee severance and benefit costs and approximately $0.1 million was unpaid and included in accrued liabilities as of September 30, 2024. Consistent with the impairment analysis for the three months ended June 30, 2024, the workforce reduction and restructuring included, among other things, impacts from the de-emphasis on the Company’s MOSAIK software business.

14. SUBSEQUENT EVENTS

On October 14, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes (the “Convertible Note”) with an institutional investor (the “Holder”). The principal amount for the initial note is $45.0 million (the “Initial Principal Amount”), with an option for the Company to issue additional principal amount of $30.0 million (the “Additional Principal Amount” and, together with the Initial Principal Amount, the “Principal Amount”) of convertible notes to the Holder, subject to certain limitation.

The Convertible Note will rank senior to all outstanding and future indebtedness of the Company. Beginning on January 1, 2025, the Holder may elect to require the Company to partially repay the Notes up to $1.8 million monthly prior to April 1, 2025 and up to $3.5 million monthly on and after April 1, 2025, plus a 10% premium. The Holder has the right to optionally convert the Note to shares of the Company’s common stock subject to certain conditions. If not converted, the end of term maturity balance is the outstanding principal balance of the Note multiplied by 110% and matures on October 1, 2026. The Convertible Note bears zero coupon.

On October 23, 2024, the Purchase Agreement closed and the Convertible Note was issued for net proceeds of approximately $38.0 million, inclusive of all discounts, fees, and expenses related to the transaction.

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

In addition to our dynamic-range and long-range MAVIN sensor and perception software solution for the automotive market, our product suite includes our short-range flash-based MOVIA lidar sensor as well as perception software, for automotive and industrial applications, including smart infrastructure, robotics, and other commercial segments. Also, our validation software tool, the MOSAIK suite, is targeted for use by OEMs and Tier 1s for validating vehicle sensors for ADAS and AV applications, but we have reduced our development and sales efforts on this product. As such, in the first half of 2024, in an effort to better align our resources away from MOSAIK, we performed a restructuring and reorganization to focus on MAVIN and MOVIA driven by perception software. While this 37% reduction in workforce resulted in approximately $5.8 million in expenses through the nine months ended September 30, 2024, we expect this to extend our financial runway through reduced personnel expenses and provide operational efficiencies that will streamline cash burn. See Item 1, Note 13. Restructuring Charges for additional discussion.

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

To date, we have been unable to secure customers at the scale needed to successfully launch our products. We have incurred significant losses since inception and we expect to continue to incur significant losses in the near term. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. In October 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Holder”) for the purchase of a senior secured convertible note (the “Convertible Note”) up to $75.0 million. See Item 1, Note 14. Subsequent Events.

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

Results of Operations

Revenue

(in thousands)	2024	2023	$ change	% change
Three Months Ended September 30,	$190	$1,047	$(857)	(81.9)
Nine Months Ended September 30,	3,046	2,158	888	41.1

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

The decrease in revenue for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in sales related to an OEM for our MOSAIK software, partially offset by royalties from an automotive supplier.

The increase in revenue for the nine months ended September 30, 2024 compared to the same period in 2024 primarily due to the sale of sensors to an existing industrial customer for agricultural equipment and service parts, an increase in shipments of MOVIA L sensors to Daimler Truck North America and affiliates as part of their RFQ evaluation process, and increased sales to a second industrial customer. These increases were partially offset by a decrease in sales related to an OEM for our MOSAIK software.

Cost of revenue

		% of		% of
(in thousands)	2024	revenue	2023	revenue	$ change	% change
Three Months Ended September 30,	$583	306.8	$625	59.7	$(42)	(6.7)
Nine Months Ended September 30,	3,414	112.1	1,870	86.7	1,544	82.6

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase in revenue from sensors in 2024. The change in cost of revenue was driven primarily by the revenue mix as 2023 had higher MOSAIK software revenue compared to sale of sensors in 2024.

Research and development expense

(in thousands)	2024	2023	$ change	% change
Three Months Ended September 30,	$8,736	$15,584	$(6,848)	(43.9)
Nine Months Ended September 30,	40,251	42,127	(1,876)	(4.5)

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

The decrease in research and development expense during the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower salary and benefits expense and non-cash compensation of $4.8 million as a result of 2024 restructuring events, lower subcontractor fees of $1.6 million primarily related to subcontractors used in 2023 on our MOVIA lidar sensors, lower direct materials and equipment costs of $0.2 million, and lower depreciation expense of $0.1 million. The decrease was partially offset by higher IT and software costs of $0.2 million.

The decrease during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower salary and benefits expense and non-cash compensation of $5.9 million as a result of 2024 restructuring events, lower depreciation expense of $0.7 million, lower freight costs of $0.2 million, and lower direct materials and equipment costs of $0.2 million. These decreases were partially offset by restructuring charges of $5.1 million, higher IT and software costs of $0.7 million, and higher subcontractor fees of $0.2 million.

Sales, marketing, general and administrative expense

(in thousands)	2024	2023	$ change	% change
Three Months Ended September 30,	$6,599	$8,743	$(2,144)	(24.5)
Nine Months Ended September 30,	23,423	27,172	(3,749)	(13.8)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower salary and benefits expense and non-cash compensation of $1.5 million as a result of 2024 restructuring events, lower advertising costs of $0.3 million, lower subcontractor fees of $0.2 million, lower professional fees of $0.1 million, lower depreciation expense of $0.1 million, and lower business insurance fees of $0.1 million due to favorable rates obtained. These decreases were partially offset by higher IT and software costs of $0.1 million.

The decrease during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to lower professional fees of $1.6 million primarily related to legal and audit fees associated with the acquisition of Ibeo in 2023, lower salary and benefits expense and non-cash compensation of $1.6 million as a result of 2024 restructuring events, lower subcontractor fees of $0.7 million, lower business insurance fees of $0.5 million due to favorable rates obtained, and lower advertising costs of $0.3 million. These decreases were partially offset by restructuring charges of $0.7 million, higher IT and software costs of $0.4 million, and higher trade show expense of $0.2 million.

Impairment loss on intangible assets

(in thousands)	2024	2023	$ change	% change
Three Months Ended September 30,	$-	$-	$-	-
Nine Months Ended September 30,	3,027	-	3,027	-

Impairment loss on intangible assets includes impairment charges on intangible assets. During the nine months ended September 30, 2024, management identified impairment indicators related to MOSAIK software. We performed an assessment of projected future cash flows which resulted in a $3.0 million impairment charge and reduction in the estimated useful life of the asset. See Item 1, Note 7. Financial Statement Components for additional discussion.

Bargain purchase gain, net of tax

(in thousands)	2024	2023	$ change	% change
Three Months Ended September 30,	$-	$-	$-	-
Nine Months Ended September 30,	-	1,706	(1,706)	(100.0)

During the nine months ended September 30, 2023, we recorded a bargain purchase gain related to the acquisition of assets from Ibeo. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration paid in the transaction.

Other income

(in thousands)	2024	2023	$ change	% change
Three Months Ended September 30,	$297	$637	$(340)	(53.4)
Nine Months Ended September 30,	1,713	4,846	(3,133)	(64.7)

The decrease in other income during the nine months ended September 30, 2024 compared to the same period in 2023 is primarily due to a payment received in 2023 of $3.0 million as an incentive to terminate our previous building lease.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of September 30, 2024, the Company had total liquidity of $43.2 million including $16.5 million in cash and cash equivalents and $26.7 million in short-term investment securities. We also have approximately $122.6 million availability left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024. After giving effect to the net proceeds of $38.0 million from the first $45.0 million tranche of the Convertible Note, the Company expects to have approximately $81.2 million in cash and cash equivalents and access to $153 million of additional capital, including $122.6 million under its existing ATM facility and $30.0 million from the remaining commitment pursuant to the Convertible Note. See Item 1. Note 14, Subsequent Events. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $53.5 million during the nine months ended September 30, 2024 compared to cash used in operating activities of $50.5 million during the same period in 2023. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, intangible impairment expense, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities are primarily attributable to severance payments related to the 2024 restructuring events and timing of customer payments in 2024.

While the 2024 restructuring events produced an initial increase in cash outflows, we expect operating cash outflows to decrease in the future, as evidenced by the decline in cash used in operating activities each quarter of 2024. Specifically, for the three months ended September 30, 2024, cash used in operating activities totaled $14.1 million, as compared to $18.6 million for the three months ended June 30, 2024 and $20.8 million for the three months ended March 31, 2024.

We expect to make additional payments to our contract manufacturing partner in connection with the buildup of MOVIA sensor inventory for direct sales to both automotive and non-automotive customers totaling approximately $4.8 million over the remainder of 2024 through 2025 in line with agreed-upon deliveries.

Investing activities

During the nine months ended September 30, 2024, net cash used in investing activities was $3.8 million compared to net cash provided by investing activities of $21.4 million during the same period in 2023. During the nine months ended September 30, 2024, we purchased short-term investment securities totaling $25.6 million and sold short-term investment securities totaling $28.3 million, compared to purchases of $27.1 million and sales of $61.7 million in the same period of 2023. During the nine months ended September 30, 2024, we purchased property and equipment totaling $0.3 million compared to $2.0 million in the same period in 2023. During the nine months ended September 30, 2024, we made payments totaling $6.3 million related to the acquisition of Ibeo assets compared to $11.2 million in the same period in 2023.

Financing activities

Net cash provided by financing activities totaled $26.2 million during the nine months ended September 30, 2024, compared to net cash provided by financing activities of $60.8 million during the same period of 2023. Proceeds received from stock option exercises totaled $0.1 million during the nine months ended September 30, 2024 compared to $0.2 million during the same period in 2023. Net proceeds from issuance of common stock were $26.1 million during nine months ended September 30, 2024 compared to $60.6 million during the same period in 2023.

Additionally, subsequent to September 30, 2024, we received approximately $38.0 million in net proceeds, inclusive of debt issuance costs, from the issuance of $45.0 million senior secured convertible notes. See Item 1. Note 14, Subsequent Events.

The following is a list of our financing activities during 2024 and 2023.

●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of September 2024, we completed sales under such sales agreement of 15.0 million shares for net proceeds of $26.1 million. As of September 30, 2024, we have approximately $122.6 million available under this sales agreement.
●	In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. The sales agreement was terminated in June 2023.
●	In June 2023, we entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. As of June 30, 2023, we had issued 257,000 shares for net proceeds of $925,000 that was received in July 2023. The $925,000 was classified as subscriptions receivable on our June 30, 2023 balance sheet and is not included in the cash balance as of June 30, 2023. No further shares are available for sales under this agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risk

As of September 30, 2024, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risk is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity and return. As of September 30, 2024, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of September 30, 2024, are as follows:

(in thousands)	Amount	Percent
Cash and cash equivalents	$16,523	38.2%
Less than one year	26,679	61.8%
	$43,202	100.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of September 30, 2024, we had an accumulated deficit of $831.1 million.
●	We incurred net losses of $765.4 million from inception through 2023, and a net loss of $65.8 million during the nine months ended September 30, 2024.

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

For the nine months ended September 30, 2024, a leading supplier of agricultural equipment manufacturer accounted for $1.7 million in revenue, representing 55% of our total revenue. A major global trucking OEM accounted for $0.6 million in revenue, representing 20% of our total revenue, and an automotive supplier accounted for $0.3 million in revenue, representing 10% of our total revenue. For the nine months ended September 30, 2023, one customer accounted for $0.8 million in revenue, representing 38% of our total revenue, a second customer accounted for $0.4 million in revenue, representing 17% of our total revenue, a third customer accounted for $0.2 million in revenue, representing 11% of our total revenue, and a fourth customer accounted for $0.2 million in revenue, representing 10% of our total revenue.

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

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending November 4, 2024, our common stock has traded at a low of $0.83 and a high of $2.98. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2023, we incurred a loss per share of $(0.45).

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

Our common stock is listed on The Nasdaq Global Market. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. As a result of recent declines and volatility in our stock price, there is a significant risk that we could fail to maintain compliance with the minimum bid price requirement of $1.00 per share for continued listing on The Nasdaq Global Market. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, such as our minimum bid price falling below $1 for 30 consecutive trading days, our common stock could be delisted from The Nasdaq Global Market. If our common stock were delisted, we may seek to list our common stock on The Nasdaq Capital Market, the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter, or OTC, market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On November 4, 2024, the closing price of our common stock was $1.00 per share.

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

Risks Related to Fundraising Transactions and the Convertible Note

You will experience further dilution if we issue additional equity securities in future fundraising transactions.

We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. If we issue additional common stock, or securities convertible into or exchangeable or exercisable for common stock (including additional convertible notes to the Holder of the Convertible Note issued by us in October 2024 pursuant to the Securities Purchase Agreement dated October 14, 2024), our stockholders could experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Sales of shares of our common stock by the Holder of the October 2024 Convertible Note may cause our stock price to decline.

Sales of substantial amounts of our shares of common stock in the public market by the Holder of the Convertible Note issued by us in October 2024, or the perception that those sales may occur, could cause the market price of shares of our common stock to decline and impair our ability to raise capital through the sale of additional shares of our common stock.

We do not currently intend to pay dividends on our common stock, and any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

At the present time, we intend to use available funds to finance our operations. Accordingly, while payment of dividends rests within the discretion of our board of directors, no cash dividends on our common shares have been declared or paid by us and we have no intention of paying any such dividends in the foreseeable future. Any return to investors is expected to come, if at all, only from potential increases in the price of our common stock

There are risks associated with our outstanding Convertible Note, and any additional convertible notes that may be issued under the October 2024 Securities Purchase Agreement, that could adversely affect our business and financial condition.

On October 23, 2024, we issued a Convertible Note in the principal amount of $45.0 million. Pursuant to the Securities Purchase Argument dated October 14, 2024, we can issue up to an aggregate principal amount of $75.0 million in senior secured convertible notes to the Holder of the October 2024 Convertible Note, subject to certain conditions and limitations. The terms of any additional convertible notes issued under the Purchase Agreement would be similar to those under the Convertible Note.

The Convertible Note provides for certain events of default, such as our failing to make timely payments under the Convertible Note and failing to timely comply with the reporting requirements of the Exchange Act. The Purchase Agreement and the Convertible Note also contain customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, as well as a minimum liquidity requirement.

Our ability to remain in compliance with the covenants under the Convertible Note depends on, among other things, our operating performance, competitive developments, financial market conditions and stock exchange listing of our common stock, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal on the Convertible Note and any additional convertible notes issued under the Purchase Agreement or meet our other obligations under the Purchase Agreement. Our level of indebtedness under the Purchase Agreement could have other important consequences, including the following:

●	We may need to use a substantial portion of our cash flow from operations to pay principal on the Convertible Note and any additional convertible notes issued under the Purchase Agreement, which would reduce funds available to us for other purposes such as working capital, capital expenditures, potential acquisitions and other general corporate purposes;

●	We may be unable to refinance our indebtedness under the Purchase Agreement or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;
●	We may be unable to comply with financial and other covenants in the Convertible Note, which could result in an event of default that, if not cured or waived, may result in acceleration of the Convertible Note and any additional convertible notes issued under the Purchase Agreement and would have an adverse effect on our business and prospects, could cause us to lose the rights to our intellectual property, and could force us into bankruptcy or liquidation;
●	The conversion of the Convertible Note and any additional convertible notes issued under the Purchase Agreement could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline; and
●	We may be more vulnerable to an economic downturn or recession and adverse developments in our business.

There can be no assurance that we will be able to manage any of these risks successfully.

Our obligations to the Holder under the October 2024 Convertible Note, and any additional convertible notes, are secured by a security interest in all of our bank and securities accounts, now owned and hereafter created or acquired, and if we default on those obligations, the Holder could foreclose on our bank and securities accounts.

Our obligations under the Convertible Note, and any additional convertible notes issued pursuant to the Purchase Agreement, and the related transaction documents, are secured by a security interest in all of our bank and securities accounts, now owned and hereafter created or acquired. As a result, if we default on our obligations under the Convertible Note, or any additional convertible notes, the collateral agent on behalf of the Holder could foreclose on the security interests and liquidate some or all of our bank and securities accounts, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of your investment.

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

During 2021, we established an office in Germany and on January 31, 2023, we completed our acquisition of certain assets of Ibeo, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and partners and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

●	Political and economic instability, international terrorism and the outbreak of war, such as the Russian invasion and continuing war against Ukraine and the ongoing conflict in the Middle East;
●	High levels of inflation, as has historically been the case in a number of countries in Asia;
●	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
●	Foreign taxes and duties;
●	Changes in tariff rates or other trade, tax or monetary policies;
●	Changes or volatility in currency exchange rates and interest rates;
●	Global or regional health crises, such as COVID-19 or other epidemics; and
●	Disruptions in global supply chains.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

10.1	2024 CEO Agreement
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: November 7, 2024	By	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2024	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

