Form 10-K
period 2024-12-31
MICROVISION, INC.
filed 2025-03-26
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $222.0 million (based upon the closing price of $1.06 per share for the registrant’s common stock as reported by the Nasdaq Global Market on that date).

The number of shares of the registrant’s common stock outstanding as of March 20, 2025 was 245,004,785.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

ITEM 1. BUSINESS

Overview

MicroVision, Inc. is committed to driving the global adoption of our proprietary products, which leverage our deterministic AI “at the edge” with our innovative perception and application software running on our diverse lidar sensors. Our solutions enable ADAS and autonomy features for customers in a wide range of industries, including robotics, automated warehouse, agriculture, mining, military, and automotive. Our deterministic AI at the edge software running on our sensors enables intelligent autonomous, active safety, and automation systems which depend on secure, cost-effective, and energy-efficient solutions. This software has been developed in close collaboration with our automotive customers and we are now rapidly expanding with it into new industrial and commercial vehicle sectors.

With engineering teams based in Redmond, Washington and Hamburg, Germany, we develop and supply integrated solutions built on our perception software stack, incorporating application software and processing data from differentiated sensor systems. Our extensive experience in developing and productizing core lidar hardware and software components, along with our expertise in edge computing, positions us as a valuable commercial partner capable of delivering high-value, low-power products.

Founded in 1993, MicroVision, Inc. is a pioneer in laser beam scanning, or LBS technology, which is based on our patented technology in micro-electromechanical systems, or MEMS, laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Throughout our history, we have combined our proprietary technology with our development expertise to create innovative solutions to address existing and emerging market needs, such as augmented reality microdisplay engines; interactive display modules; consumer lidar components; and, more recently, lidar sensors and software solutions for industrial, automotive, and military markets.

In January 2023, we acquired certain strategic assets of Germany-based Ibeo Automotive Systems GmbH, which was founded in 1998 as a lidar hardware and software provider. Ibeo developed and launched the first lidar sensor to be automotive qualified for serial production with a premium, or Tier 1, automotive supplier and that is currently available in passenger cars by premium original equipment manufacturers, or OEMs. Ibeo developed software solutions, including perception and validation software, which are also used by premium OEMs. In addition, Ibeo sold its products for non-automotive uses such as industrial, agriculture, smart infrastructure and robotics applications.

Our integrated solution, built on our perception software stack, combines our lidar sensors, both MEMS-based and flash-based, and application software targeted for sale to industrial mobility and autonomy companies, automotive OEMs and Tier 1 suppliers, and defense contractors. Our deterministic AI at the edge enables critical decisions to be made locally and independent of the cloud, leading to faster responses, improved data privacy, and reduced costs. Our mature perception software stack has met the rigorous requirements of automotive qualification and incorporates advanced features, like localization and fusion. Our lidar sensors include MAVIN™, a MEMS-based long-range sensor capable of small object detection, and MOVIA™, a flash-based short- to mid-range sensor, both suitable for industrial and automotive applications. We also develop customer-specific application software, allowing expansion into a wide array of sectors.

Our product suite also includes our validation software tool, the MOSAIK™ suite, which is targeted for use by OEMs and Tier 1s for validating vehicle sensors for ADAS and autonomous driving, or AD, applications. In 2024, we reduced the dedicated resources and investment into further development of MOSAIK. Specifically, in 2024, in an effort to better align our resources with our product plan, we restructured and reorganized our workforce and related expenditures to strategically focus on our perception software and MAVIN and MOVIA products. While this 41% reduction in workforce added approximately $6.0 million to our fiscal year 2024 expenses, we expect this action to extend our financial runway through reduced personnel expenses and other operational efficiencies. See Part II, Item 8, Note 14. Restructuring Charges for additional discussion.

In the recent past, we developed micro-display concepts and designs for use in head-mounted augmented reality, or AR, headsets and developed a 1440i MEMS module supporting AR headsets. This technology was integrated into products marketed to consumer and military sectors.

Although our development and productization efforts are now focused on the software and sensors underpinning our autonomy and mobility solutions, our revenues in the fiscal years ended December 31, 2023 and 2022 were largely derived from one customer, Microsoft Corporation, related to components that we developed for a high-definition display system. Our arrangement with this customer generated royalty income, which we do not expect to continue in future periods.

To date, we have been unable to secure customers at the scale needed to successfully launch our products. We have incurred significant losses since inception and we expect to continue to incur significant losses in the near term. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. In October 2024, we entered into a securities purchase agreement with an institutional investor for the sale of up to $75.0 million in senior secured convertible notes. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability. In February 2025, we entered into another securities purchase agreement with the same institutional investor for the issuance and sale of $8.0 million in shares of common stock, plus warrants to purchase additional shares of common stock for approximately $9.0 million. See Part II, Item 8, Note 16. Subsequent Events.

MicroVision, Inc. was founded in 1993 as a Washington corporation and reincorporated in 2003 under the laws of the State of Delaware. Our headquarters is located at 18390 NE 68th Street, Redmond, Washington 98052, and our telephone number is (425) 936-6847.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free-of-charge from the investor page of our website, accessible at www.microvision.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, or SEC. Copies of these filings may also be obtained by visiting the SEC’s website, www.sec.gov, which contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically.

Our Industry and Market Strategy

Our perception solutions address autonomy and mobility opportunities and challenges in a variety of markets, with our primary focus being industrial markets, including robotics, warehouse automation, agriculture, and mining, as well as automotive advanced driver assistance systems, or ADAS, and autonomous driving, or AD, and military applications.

In the industrial sector, we believe that our core technology is integral in the automated guided vehicle, or AGV, and autonomous mobile robot, or AMR, markets. We target our solutions for sale to OEMs in the AGV and AMR markets, as well as to companies in sectors that use their products. The advancement of warehouse and stockyard automation, integrated autonomous supply chains, and enhanced pickup and delivery systems requires cutting-edge innovation in the sensor systems guiding AMRs and traditional AGVs. Smart farming and automated mining operations improve safety, efficiency, productivity, and sustainability by leveraging our lidar sensors and perception software solutions.

Our lidar sensors and perception software were initially developed to address the needs of the Level 2+, or L2+, and Level 3, or L3, ADAS markets to be used in automotive safety and autonomous driving applications. Our solution-based development approach recognizes two key realities of the L2+ and L3 markets: that safety is mission critical and that automotive OEMs require cost efficiency and integration adaptability. With these factors in mind, we believe that our best-in-class lidar sensors and perception software support critical safety needs by providing the highest resolution at range, thus enabling ADAS features, such as automatic emergency braking, forward collision warning, and automatic emergency steering, at higher speeds of operation than most competing products.

Moreover, we tailor our solution to meet the needs of industrial and automotive OEMs, integrating our lidar and edge computing to support high-level capabilities, save development cost and time for OEMs with no training required for our sensor-fused output, reduce system cost by requiring fewer and cheaper sensors and reduced processing, and enable seamless integration with an OEM’s existing architecture. Our unique solution for the AGV/AMR and the L2+/L3 markets, we believe, has the potential to achieve our goal of enabling mission-critical safety systems while solving for OEMs’ cost and integration objectives.

With this customer-centric approach, our go-to-market strategy depends on building partnerships with OEMs, Tier-1 automotive suppliers, and industrial operators, and also with silicon companies to support our solution on their compute platforms. Our strategy includes working to establish direct marketing and co-development relationships and we may also derive revenue in the form of licensing revenue.

Beyond industrial and automotive, our strategy includes targeting our perception solutions and core technologies for military applications. Drawing on MicroVision’s history as a supplier of innovative technology to the military, such as its high-definition wearable display technologies, we believe our solutions and technologies provide compelling use cases in the expanding defense tech sector.

Our Technology and Competitive Strength

We believe a significant competitive strength for us today is the maturity of our perception software stack and our MAVIN and MOVIA technologies, as well as our validation tool chain in MOSAIK. The key differentiator for our offerings lies in our capability to provide an integrated and validated hardware and software solution for automotive and industrial customers. Core to our perception software, lidar sensors, and custom ASICs is proprietary technology that we have been developing, refining, productizing and protecting for nearly 30 years.

MicroVision’s perception software efficiently enables small object detection, lane detection, road boundaries, and dynamic object tracking and classification. Object recognition is at the core of our perception solution, classifying objects and road users as well as small obstacles and overhanging loads, which is achieved using sophisticated algorithms to interpret complex visual information from one or multiple sensors. Our perception solution delivers highly accurate environment representation, thus enabling industrial and automotive customers to achieve reliable and efficient autonomous and mobility applications.

The integration of our perception software into our lidar sensors reduces power consumption and space needs by utilizing a highly efficient system-on-chip, or SoC, and optimizing our perception software for processing sensor measurements directly on the sensors. As external ECU hardware is expensive, our integrated solution lowers costs and the system architecture is simplified as the sensor-specific perception processing occurs seamlessly within the sensor.

Our flash-based, solid-state lidar technology, which comprises our MOVIA family of sensors, was developed according to highly rigorous automotive-grade standards, delivering reliability in a small form factor suitable for a variety of applications in industrial, automotive, and other environments. The robust and versatile MOVIA L sensor has no moving parts and sustains a 50G shock load, while it outputs a high-resolution, 4D point cloud. The smaller MOVIA S is intended to address short-range automotive applications. Integrated with our perception software, MOVIA sensors have low power consumption requirements and perform well in adverse weather conditions.

Our micro-electromechanical systems, or MEMS-based high-speed lidar sensors, which we call MAVIN, use our pioneering laser beam scanning (LBS) technology. Our patented LBS technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms along with edge computing and machine learning in some systems. The MEMS scanning mirror is a key component of our technology system and is one of our core competencies. Our MEMS scanning mirror is a silicon device that oscillates in a precisely controlled closed loop pattern so that we can place a pixel of light at a precise point. This allows us to generate a projected image pixel-by-pixel for use in lidar sensing and display. Scanning modules with our technology can be designed to operate in one of three different modes: lidar sensing only, display and lidar sensing combined, and display only. We believe that our proprietary technology offers significant advantages over other lidar sensing systems and traditional displays.

Early applications of our proprietary technology included heads up displays for the U.S. military and automotive systems. The contemplated uses of our technology require incorporation of our components into the products of other companies or partners. More recently, our technology can be found in a Microsoft heads up display product. In the past, we have worked with other global brands to incorporate our core technology into their consumer products.

The long-range MAVIN lidar sensor is designed to, and we believe can, meet or exceed OEM specifications, performing to 220 meters of range with an output resolution of up to 14.0 million points per second. Our hardware delivers a high point cloud density for a single-channel sensor. In addition to providing a low-latency, high-resolution point cloud at range, our sensor enables fast and accurate path planning and maneuvering of the vehicle. Our proprietary scan locking feature ensures that our sensor is immune from interference from sunlight and from other lidar sensors. Although developed for automotive applications, MAVIN is suitable for industrial and military applications that require long-range solutions.

Our Products and Revenue Strategy

Our product suite includes our perception software, MEMS-based high-speed automotive lidar sensors, flash-based automotive lidar sensor, lidar sensors for non-automotive industrial markets, and reference and validation software. We also provide engineering services in connection with these hardware and software products, as well as development of custom application software.

Our perception software integrated with our lidar hardware is targeted for sale to a wide variety of markets, including industrial, automotive, and defense. Our perception software was developed in collaboration with an automotive OEM customer and successfully passed through that OEM’s development qualification processes.

Our MOVIA line of lidar sensors, are also based on technology developed according to automotive-grade standards, featuring variable scan frequency, high resolution, a modular optics concept, and low power consumption. The availability of our MOVIA sensors support a revenue strategy that includes royalty revenues from automotive production, as well as sales in multiple markets including industrial, smart infrastructure, robotics, and commercial vehicles. Our MAVIN lidar system is targeted for sale to automotive OEMs and Tier 1 automotive suppliers, though is also suitable for industrial and military applications that require a robust solution with long-range detection.

In the industrial sector, we are focused on opportunities involving AGVs and AMRs, cobots, and mobile autonomous vehicles, or MAVs, where our key differentiating features include various combinations of low power consumption, an integrated solution, embedded localization software, and small object detection. Revenue would be derived from volume supply and licensing arrangements with automated warehouse operators, materials handling OEMs, and robotics manufacturers, among others in the industrial sector. Our solutions in the automotive industry target advanced driver assistance systems, or ADAS, and autonomous driving, or AD, needs of automotive OEMs and Tier 1 automotive suppliers with revenue derived from high-volume supply agreements.

Research and Development

We believe our research and development efforts have earned us a leadership position in the field of lidar sensors, LBS technology and applications as applied to automotive, industrial, military and defense, consumer electronics, and other markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our technology leadership, to continually improve performance, reduce costs, and ensure functional safety and flexible design. Our research and development teams as of December 31, 2024 were located in Redmond, Washington, and Hamburg, Germany and were comprised of approximately 130 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, and MEMS design.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of industrial equipment and automotive OEMs, as well as end-users of their products, automated warehouse operators, agriculture and mining companies, automotive Tier 1 suppliers, defense tech companies, and potential customers in several other industrial markets. Our business development efforts are headed by executive management and business development representatives and are supported by engineers that assist customers during the design cycles of products. We have business development offices for our automotive and industrial solutions located in Germany and the United States. We engage potential customers directly, participate in trade shows, and maintain a website.

Manufacturing

We continue to invest in our manufacturing capabilities, evaluating long-term Tier 1 relationships and establishing new relationships with contract manufacturers, as we drive toward our goal of serving as a Tier 1 supplier to automotive OEM customers. When we have produced products or components, our products were manufactured by a contract manufacturer based on our proprietary design, process, test, quality, and reliability standards and incorporated our core technologies, including MEMS and ASICs that were produced to order by semiconductor foundries. To date, our manufacturing has not been subject to seasonal variations as our shipments have been relatively small and in the early stages of product introduction. In the future, depending on our customers’ product mix, we may be affected by seasonal fluctuations which could affect working capital demands. Many of the raw materials used in our components are standard, although our MEMS, MEMS die, and ASICs have historically been manufactured to our specifications by separate single-source suppliers.

Competitive Conditions

Many companies have developed and are attempting to develop lidar sensors and autonomy and mobility solutions; the competitive landscape is highly crowded and rapidly evolving. We compete with pureplay lidar developers, most of which have raised and exhausted significant capital in their development and production efforts. Some of these companies have announced partnerships with OEMs, Tier 1 suppliers, and contract manufacturers that, even if nonexclusive, may appear more credible than we do in the marketplace. We also face competition from industrial and automotive OEMs and automotive Tier 1 suppliers that have internally developed lidar sensors. All of these OEMs and Tier 1s are significantly larger, more well-resourced, have long operating histories and enjoy relevant brand recognition. Many lidar developers are also building ADAS solutions with which our solutions compete. Our competitors may succeed in developing innovative technologies and products that could render our technology or products commercially infeasible or technologically obsolete.

The autonomy, mobility, and lidar sensing industries have been characterized by rapid and significant technological advances. Our perception solutions, technology systems, and sensor products may not be competitive with such advances, and we may not have sufficient funds to invest in new technologies, products or processes. Although we believe our technology and solutions could deliver higher performance and have other advantages, manufacturers of competing technologies may develop improvements that could reduce or eliminate the anticipated advantages of our solutions.

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

We believe our extensive patent portfolio is the largest, broadest, and earliest filed LBS technology portfolio. We currently have over 700 issued patents and pending patents worldwide. As our technology develops, we not only apply for new patents but we also periodically review our patent portfolio and eliminate patents that are deemed of low value. Moreover, the number of patents in our portfolio will vary at any given time as patents may expire or be abandoned to better utilize resources expended to maintain and generate new intellectual property.

Our ability to compete effectively in the markets we may enter may depend, in part, on our ability and the ability of our licensors to maintain the proprietary nature of the relevant technologies.

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

We have registered names and phrases, including “MAVIN™,” “MOVIA™,” “MOSAIK™, “SAFE MOBILITY AT THE SPEED OF LIFE,” and “MicroVision®,” with the United States Patent and Trademark Office and in various foreign countries.

Our Employees, People Operations, and Workplace Safety

At the end of fiscal year 2024, throughout our global offices, we had approximately 185 predominantly full-time employees. We do not hire seasonal workers and none of our employees are represented by a labor union or works council.

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

We also strive for excellence and inclusivity among our employees, management, and board of directors, and seek to promote job opportunities to a wide pool of qualified candidates who can bring multiple perspectives and a variety of backgrounds and experiences into our workplace. We are also committed to providing an inclusive work environment free of discrimination or harassment of any kind, supported by our leadership team and through our policies, communications, and reporting and resolution resources.

Protecting the safety, health, and well-being of our employees is also a key priority and we have implemented policies and practices to support this. In particular, given the work that we do, we engage third party independent experts in the field of laser safety to assist in meeting safety specifications. In addition, we monitor developments in the area of permissible laser exposure limits as established by International Electrotechnical Commission, or IEC, and others. Independent experts have concluded that laser exposure to the eye resulting from use of LBS devices under normal operating conditions would be below the calculated maximum permissible exposure level set by the IEC.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of December 31, 2024, we had an accumulated deficit of $862.3 million.
●	We incurred net losses of $765.4 million from inception through 2023, and a net loss of $96.9 million during the year ended December 31, 2024.

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

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products at scale. In light of these factors, we expect to continue to incur significant losses and negative cash flow through 2025 and the foreseeable future. There is significant risk that we will not achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations at the level necessary to implement our business plan. Raising additional capital will dilute the value of current shareholders’ investment in us. Additionally, we may be unable to raise capital at the level we expect or on terms acceptable to us.

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

We are currently focused on developing and commercializing our perception software and sensor solutions. This involves introducing new technologies into an emerging market which creates significant uncertainty about our ability to accurately project the amounts and timing of revenue, costs, and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our technologies, the rate at which OEMs and other customers introduce systems incorporating our solutions and technologies and the market acceptance and competitive position of such systems. Our expenses increased significantly as a result of the January 2023 Ibeo acquisition and related headcount increase, though in 2024 we effectuated meaningful headcount reductions. If revenues continue to be less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts, or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investments by us.

Additional capital may not be available to us or, if available, may not be available at a level or on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders’ investment in us. Moreover, raising capital through the sale of our equity securities is dependent upon the availability of the requisite shares of authorized stock, which is driven by the market price of our stock and the approval of our stockholders. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Risks Related to our Financial Statements and Results

Our revenue is generated from a small number of customers, and as we have experienced recently and in the past, losing a significant customer negatively impacts our revenue.

For the year ended December 31, 2024, a leading manufacturer of agricultural equipment accounted for $2.8 million in revenue, a major global trucking OEM accounted for $0.6 million in revenue, and an automotive supplier accounted for $0.5 million in revenue. This represents 60%, 13%, and 10% of our total revenue, respectively. For the year ended December 31, 2023, two commercial customers accounted for $4.6 and $0.8 million in revenue, respectively, representing 63% and 11% of our total revenue, respectively. Our revenue has been negatively effected by the loss of certain of these customers and could continue to be if not replaced with new, materially equivalent customer wins.

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

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending March 20, 2025, our common stock has traded at a low of $0.80 and a high of $1.95. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2024, we incurred a loss per share of $0.46.

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	strategic developments;
●	the timing and results of our development and commercialization efforts with respect to our perception solutions and lidar sensors;
●	changes in regulatory or industry standards applicable to our solutions or technologies;
●	variations in our or our competitors’ financial and operating results;
●	developments concerning our collaborations or partners;
●	developments or disputes with any third parties that supply, manufacture, sell or market any of our products or component parts;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;
●	actual or perceived defects in any of our products, if commercialized, and any related product liability claims;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	the effects of other events or factors, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere.

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

On March 20, 2025, the closing price of our common stock was $1.36 per share.

Our lack of significant financial resources may limit our revenues, potential profits, overall market share, or value.

Our products and solutions compete with other pureplay lidar developers, most of which have raised and exhausted significant capital in their development and production efforts. We also face competition from OEMs and Tier 1 suppliers that have internally developed lidar sensors. All of these OEMS and Tier 1s are significantly larger, more well-resourced, have long operating histories and enjoy relevant brand recognition. With greater resources over the past several years, our pureplay lidar competitors have in the past developed and commercialized products more quickly than us and may now have access to more entrenched sales channels. This historical imbalance in financial resources and access could result for us in reduced revenues, lower margins or loss of market share, any of which could reduce the value of our business. Additionally, for a variety of reasons, customers may choose to purchase from suppliers that have substantially greater financial or other resources than we have.

Risks Related to Fundraising Transactions and the Convertible Note

Our stockholders will experience further dilution if we issue additional equity securities in future fundraising transactions.

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

At the present time, we intend to use available funds to finance our operations. Accordingly, while any payment of dividends would be at the discretion of our board of directors, no cash dividends on our common shares have been declared or paid by us and we have no intention of paying any such dividends in the foreseeable future. Any return to investors is expected to come, if at all, only from potential increases in the price of our common stock.

There are risks associated with our outstanding convertible note, and any additional convertible notes that may be issued under the October 2024 securities purchase agreement, that could adversely affect our business and financial condition.

On October 23, 2024, we issued a senior secured convertible note in the principal amount of $45.0 million. Pursuant to the securities purchase agreement dated October 14, 2024, we can issue up to an aggregate principal amount of $75.0 million in senior secured convertible notes to the holder of the October 2024 convertible note, subject to certain conditions and limitations. The terms of any additional convertible notes issued pursuant to the October 2024 securities purchase agreement would be similar to the terms of the existing convertible note.

The convertible note provides for certain events of default, such as our failing to make timely payments under the note and failing to timely comply with the reporting requirements of the Exchange Act. The October 2024 securities purchase agreement and the convertible note also contain customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, as well as a minimum liquidity requirement.

Our ability to remain in compliance with the covenants under the convertible note depends on, among other things, our operating performance, competitive developments, financial market conditions and stock exchange listing of our common stock, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal on the note and any additional convertible notes issued under the securities purchase agreement or meet our other obligations thereunder. Our level of indebtedness under the securities purchase agreement could have other important consequences, including the following:

●	we may need to use a substantial portion of our cash flow from operations to pay principal on the convertible note and any additional convertible notes issued under the securities purchase agreement, which would reduce funds available to us for other purposes such as working capital, capital expenditures, potential acquisitions and other general corporate purposes;
●	we may be unable to refinance our indebtedness under the securities purchase agreement or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;
●	we may be unable to comply with financial and other covenants related to the convertible note, which could result in an event of default that, if not cured or waived, may result in acceleration of the note and any additional convertible notes issued under the securities purchase agreement and would have an adverse effect on our business and prospects, could cause us to lose the rights to our intellectual property, and could force us into bankruptcy or liquidation;
●	the conversion of the convertible note and any additional convertible notes issued under the securities purchase agreement could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline; and
●	we may be more vulnerable to an economic downturn or recession and adverse developments in our business.

There can be no assurance that we will be able to manage any of these risks successfully.

Our obligations to the holder pursuant to the October 2024 convertible note, and any additional convertible notes, are secured by a security interest in all of our bank and securities accounts, now owned and hereafter created or acquired, and if we default on those obligations, the holder could foreclose on our bank and securities accounts.

Our obligations under the convertible note, and any additional convertible notes issued pursuant to the October 2024 securities purchase agreement, and the related transaction documents, are secured by a security interest in all of our bank and securities accounts, now owned and hereafter created or acquired. As a result, if we default on our obligations under the convertible note, or any additional convertible notes, the collateral agent on behalf of the holder could foreclose on the security interests and liquidate some or all of our bank and securities accounts, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of your investment.

Risks Related to Our Operations

Difficulty in qualifying a contract manufacturer, Tier 1 partner, or foundry for our products, or experiencing challenges in our supply chain, could cause delays that may result in lost future revenues and damaged customer relationships.

Historically, we have relied on single or limited-source suppliers to manufacture our products. Establishing and maintaining a relationship with a contract manufacturer, automotive Tier 1 partner, or foundry is a time-consuming process, as our unique technologies may require significant manufacturing process adaptation to achieve full manufacturing capacity. To the extent that we are not able to maintain our existing or establish a new relationship with a contract manufacturer, Tier 1 partner, or foundry in a timely manner or at prices or on other terms that are acceptable to us, we may be unable to meet contract or production milestones. Moreover, changes or challenges in our supply chain could result in increased cost and delays and subject us to risks and uncertainties regarding, but not limited to, product warranty, product liability and quality control standards. The loss of any single or limited-source supplier, the failure of any of these suppliers to perform as expected or the disruption in the supply chain of components from these suppliers could cause significant delays in product deliveries, which could result in lost future revenues and damaged customer relationships.

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

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays, 3D sensing products, and other technologies that are core to our sensor hardware. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents. A successful challenge to the validity of our patents could limit our ability to commercialize our technology or products incorporating our LBS or other technology and, consequently, materially reduce our ability to generate revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications could eventually be issued with claims that could be infringed by our products or our technology.

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

Our ability to successfully offer products and solutions incorporating our technologies and implement our business plan in a rapidly evolving market requires an effective planning and management process. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce. We continue to strengthen our compliance programs, including our compliance programs related to product certifications (in particular, certifications applicable to the automotive market), export controls, privacy, cybersecurity, and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results.

We target customers that are large companies with substantial negotiating power and potentially competitive internal solutions; if we are unable to sell our products to these customers, our prospects will be adversely affected.

Our potential customers, including industrial and automotive OEMs, are large, multinational companies with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational companies also have significant resources, which may allow them to acquire or develop competitive technologies either independently or in partnership with others. Accordingly, even after investing significant resources to develop a product, we may not secure a series production award or, even after securing a series production award, may not be able to commercialize a product on profitable terms. If our products are not selected by these large companies or if these companies develop or acquire competitive technology or negotiate terms that are disadvantageous to us, it will have an adverse effect on our business prospects.

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

At various times in our history, including currently and in the recent past, general worldwide economic conditions have experienced downturns due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, the outbreak of wars or infectious diseases, as recently experienced, may cause an unexpected deterioration in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the industrial, automotive or technology sectors.

Because a significant proportion of our company is outside of the U.S. and we utilize foreign suppliers and manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

During 2021, we established an office in Germany and on January 31, 2023, we completed our acquisition of certain assets of Ibeo, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and partners and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

●	Political and economic instability, international terrorism and the outbreak of war, such as the Russian invasion and continuing war against Ukraine and the ongoing conflict in the Middle East;
●	High levels of inflation, as has historically been the case in a number of countries in Asia;
●	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
●	Foreign taxes and duties;
●	Significant instability in tariff rates or other trade, tax or monetary policies;
●	Changes or volatility in currency exchange rates and interest rates;
●	Global or regional health crises and epidemics; and
●	Disruptions in global supply chains.

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

A major catastrophe, such as an earthquake, monsoon, or flood; infectious disease outbreak, such as the COVID-19 virus; or other natural disasters, labor strikes, or work stoppages at our suppliers’ or manufacturers partners’ facilities or our customers, could result in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in product shipments and the loss of sales and customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We could be subject to significant product liability claims that could be time consuming and costly, divert management attention and adversely affect our ability to obtain and maintain insurance coverage.

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

Our operations could be adversely impacted by information technology system failures, network disruptions, or cybersecurity incidents.

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

Risks Related to Development for the Industrial and Automotive Markets

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

Adverse conditions in particular industrial sectors, the automotive industry, or the global economy more generally could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting industrial autonomy, the global automobile industry, and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive OEM customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM customers and could have a material adverse effect on our business, results of operations and financial condition.

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

ADAS features may be delayed in adoption by OEMs, which would negatively impact our long-term business prospects.

The ADAS market is fast evolving and there is generally a lack of an established regulatory framework. Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. For instance, in May 2024, the National Highway Traffic Safety Administration, or NHTSA, published a new rule requiring automatic emergency braking systems in U.S. light vehicles and trucks by September 2029, and in December 2024, NHTSA proposed a voluntary program to improve evaluation and oversight of certain vehicles equipped with automated driving systems. To control new vehicle prices, among other concerns, OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the consumer cost pressures of new ADAS features. As additional safety requirements are imposed on vehicle manufacturers, our business prospects may be materially impacted. Alternatively, if safety regulations in the U.S. were to become less stringent due to oversight reduction efforts, OEMs could be less inclined to pay for higher cost redundant safety systems and technologies, which could negatively impact the uptake of our sensor solutions.

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

Because perception solutions involving lidar are new in the markets we are seeking to enter, our market forecasts may not materialize as anticipated.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations or financial condition. A cybersecurity incident could be deemed to have a material impact on our operations if it caused a disruption to our ability to function as a global organization, including the interruption of our internal and external communications, public reporting, or management of our operations. Refer to “Item 1A. Risk Factors” in this annual report on Form 10-K, including “Our operations could be adversely impacted by information technology system failures, network disruptions, or cybersecurity breaches,” for additional discussion about cybersecurity-related risks.

Governance

Board of Directors and Audit Committee

With delegated authority from our Board of Directors and in accordance with its charter, our Audit Committee is charged with the oversight of enterprise risk, including risk related to cybersecurity threats. Our Audit Committee Chair is expected to report regularly to our Board of Directors about our Audit Committee’s oversight of enterprise risk. Our Audit Committee Chair reports quarterly to our Board of Directors specifically about our cybersecurity incident management and governance.

Management, and specifically our Chief Financial Officer, reports quarterly to our Audit Committee on cybersecurity, including initiatives and strategies, and incident reporting and any lessons learned. From time to time, management will also engage in informal discussions with members of the Audit Committee about our cybersecurity practices and risks, including informing our Audit Committee Chair in a timely manner about any cybersecurity incidents that management determines may have a significant impact on our operations or that may trigger any reporting obligations.

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

In December 2023, we entered into a lease on approximately 60,000 square feet of space located in Hamburg, Germany that we will use primarily for general office space and product testing. The lease provides for an initial term of 60 months and commenced on November 1, 2024.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available to accommodate any such expansion of our operations. For a further description of our leased properties, see Part II, Item 8, Note 10. Leases, of the notes to our consolidated financial statements, which is incorporated by reference in response to this item.

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

Sumit Sharma, age 51, was appointed Chief Executive Officer in February 2020 and served as Chief Operating Officer from June 2018 to February 2020, after serving as Vice President of Product Engineering and Operations since February 2017 and Vice President and Senior Director of Operations since September 2015. Prior to MicroVision, from April 2015 to September 2015, he was a Product Development and Operations consultant at BlueMadison Consulting. From November 2013 to March 2015, he was the Senior Director, Advanced Manufacturing Operations and Technology Development at Jawbone. From March 2011 to October 2013, he was the Head of Manufacturing Operations for project GLASS at Google. Mr. Sharma has extensive experience in optics, wearable technology, product development and qualification for automotive industry. Mr. Sharma also has deep experience in global operations and developing strategic partnerships. A patent holder, Mr. Sharma received his baccalaureate degree in engineering from New Jersey Institute of Technology.

Anubhav Verma, age 39, was named Senior Vice President, Chief Financial Officer & Treasurer in June 2024, having joined MicroVision in November 2021 as Chief Financial Officer. Prior to MicroVision, from October 2016 to November 2021, he led several growth initiatives including M&A and Capital Market transactions as Senior Vice President Finance of Exela Technologies. From November 2013 to October 2016, he was an Investment Professional of HandsOn Global Management driving end-to-end M&A deals including post-merger integration along with several rounds of capital market financings. From July 2009 to October 2013, he advised several Fortune 500 companies as an Investment Banker at Credit Suisse in their New York and Mumbai offices. Mr. Verma has extensive experience in Mergers and Acquisitions (M&A), Capital Markets and Strategic Finance roles for publicly listed and privately held companies. Mr. Verma received a Bachelor of Technology degree in engineering and a Masters of Technology degree in engineering from the Indian Institute of Technology, Bombay.

Drew Markham, age 57, was named Senior Vice President, General Counsel & Secretary, and Head of People Operations in June 2024, having joined MicroVision in June 2021 as Vice President, General Counsel & Secretary. Before joining MicroVision, from January 2017 through June 2021, Ms. Markham was President at Avisé, a social purpose corporation, where she was a legal consultant to publicly traded technology companies. From January 2013 to December 2016, she was Vice President, Deputy General Counsel & Assistant Secretary at RealNetworks, Inc. From June 1999 to December 2012, she was an attorney with Wilson Sonsini Goodrich & Rosati. Ms. Markham received her Juris Doctor degree from the University of Washington School of Law and her Bachelor of Science degree in Accounting from the University of Florida.

Glen W. DeVos, age 64, joined MicroVision in March 2025 as Senior Vice President and Chief Technology Officer. Prior to MicroVision, he served in various business leadership and technology roles at Aptiv and its predecessor Delphi Automotive from 1992 to March 2024. From March 2017 to March 2024, he was a Senior Vice President and he served as Chief Technology Officer until January 2023. Also during that time, he served as President of Aptiv’s Advanced Safety and User Experience business unit from April 2021 to January 2023 and as President of its Mobility and Services Group from December 2017 to March 2020. Aptiv PLC, an Irish company headquartered in Switzerland with securities traded on the NYSE, is an engineering company focused on mobility and autonomous technologies for the automotive and commercial vehicle industries. Aptiv was spun out of Delphi Automotive in March 2017; Delphi was spun out of GM in 1999.

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

As of March 20, 2025, there were approximately 139 holders of record of 245,004,785 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Stock Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from 2019 through 2024 of the cumulative total return for our common stock, the Russell 2000 Index and the Dow Jones US Electronic and Electrical Equipment Index. Our prior annual reports had included cumulative total return from the NASDAQ Electrical Components Index, however it is not included on this graph because the index has been discontinued. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this Form 10-K. The following discussion focuses on the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. Similar discussion of the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Currently, our development and commercialization efforts are focused primarily on perception solutions for autonomy and mobility applications, including industrial and automotive perception systems and advanced driver-assistance systems (ADAS), where we can deliver safe mobility at the speed of life. Our integrated solution combines our perception software stack, lidar sensors utilizing our MEMS-based and flash-based technologies, and custom application software targeted for sale to industrial and automotive OEMs, automated warehouse operators, robotic developers, Tier 1 automotive suppliers, other industrial market players, and the military and defense technology companies.

Although perception solutions, including industrial and automotive lidar, are our priority now, we have developed solutions for augmented reality (AR), interactive displays, and consumer lidars. In the recent past, our strategy had been to sell AR displays or components, interactive displays, or consumer lidars to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) for incorporation into their products. Previously, we developed AR and helmet-mounted displays for military applications.

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2025. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. In October 2024, we entered into a securities purchase agreement with an institutional investor for the purchase of senior secured convertible notes of up to $75.0 million. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability. In February 2025, we entered into another securities purchase agreement with the same institutional investor for the issuance and sale of $8.0 million in shares of common stock, plus warrants to purchase additional shares of common stock for approximately $9.0 million. See Part II, Item 8, Note 16. Subsequent Events. There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products.

Critical Accounting Policies and Estimates

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

Intangible Assets

Our intangible assets consist of acquired technology from the January 2023 Ibeo asset purchase and purchased patents. The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value. During 2024, we recorded a non-cash impairment charge of $4.2 million related to our Reference software. See Part II, Item 8, Note 8. Financial Statement Components – Intangible Assets.

Share-Based Compensation

We issue share-based compensation to employees in the form of stock options, restricted stock units (RSUs), and performance stock units (PSUs). We account for the share-based awards by recognizing the fair value of share-based compensation expense on a straight-line basis over the service period of the award, net of estimated forfeitures. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and non-executive PSUs is determined by the closing price of our common stock on the grant date or the period end date for the awards that are being measured by the service inception date. For performance-based awards, expense is recognized when it is probable the performance criteria will be achieved. If the likelihood becomes improbable that the performance criteria will be achieved, the expense is reversed. The fair value of RSUs and PSUs (other than certain executive PSUs) is determined by the closing price of our common stock on the grant date or the period end date for the awards that are being measured by the service inception date. Executive PSUs issued in 2022 were valued using a Monte Carlo simulation model using the following inputs: stock price, volatility, and risk-free interest rates. Changes in estimated inputs or using other option valuation methods may result in materially different option values and share-based compensation expense.

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

Derivative Liability

We evaluate our financial instruments, specifically, our notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported as an unrealized gain or loss in earnings on the consolidated statements of operations.

Results of Operations

Revenue

	2024	2023	$ change	% change
(In thousands)
Revenue	$4,696	$7,259	(2,563)	(35.3)

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

The decrease in revenue for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to revenue associated with the Microsoft contract partially offset by the sale of sensors to an existing industrial customer for agricultural equipment and service parts, an increase in shipments of MOVIA L sensors to Daimler Truck North America and affiliates as part of their RFQ evaluation process, and increased sales to a second industrial customer.

Cost of revenue

	2024	% of revenue	2023	% of revenue	$ change	% change
(In thousands)
Cost of revenue	$7,530	160.3	$2,772	38.2	$4,758	171.6

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to inventory write-downs primarily associated with older configurations of the MOVIA L sensors.

Research and development expense

	2024	2023	$ change	% change
(In thousands)
Research and development expense	$49,015	$56,707	$(7,692)	(13.6)

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

The decrease in research and development expense during the year ended December 31, 2024 compared to the same period in 2023 was primarily due to lower salary and benefits expense and non-cash compensation of $11.2 million as a result of 2024 restructuring events (see Part II, Item 8, Note 14. Restructuring Charges), lower depreciation expense of $0.8 million, lower freight costs of $0.2 million, lower direct materials and equipment costs of $0.2 million, and lower travel expenses of $0.2 million. These decreases were partially offset by restructuring charges of $5.4 million, and higher IT and software costs of $0.5 million.

Sales, marketing, general and administrative expense

	2024	2023	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$29,346	$36,689	$(7,343)	(20.0)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to lower salary and benefits expense and non-cash compensation of $4.6 million as a result of 2024 restructuring events (see Part II, Item 8, Note 14. Restructuring Charges), lower professional fees of $1.8 million primarily related to legal and audit fees associated with the acquisition of Ibeo in 2023, lower subcontractor fees of $0.7 million, lower business insurance fees of $0.6 million due to favorable rates obtained, and lower advertising costs of $0.3 million. These decreases were partially offset by restructuring charges of $0.6 million, higher IT and software costs of $0.4 million, higher trade show expense of $0.2 million, and higher building expenses of $0.2 million.

Impairment loss on intangible assets

	2024	2023	$ change	% change
(In thousands)
Impairment loss on intangible assets	$4,181	$-	$4,181	-

Impairment loss on intangible assets includes impairment charges on intangible assets. During the year ended December 31, 2024, management identified impairment indicators related to MOSAIK software. We performed an assessment of projected future cash flows and determined the software was fully impaired, which resulted in a $4.2 million impairment charge. See Part II, Item 8, Note 8. Financial Statement Components for additional discussion.

Bargain purchase gain, net of tax

	2024	2023	$ change	% change
(In thousands)
Bargain purchase gain, net of tax	$-	$1,669	$(1,669)	(100.0)

During the year ended December 31, 2023, we recorded a bargain purchase gain related to the acquisition of assets from Ibeo. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration paid in the transaction.

Interest expense

	2024	2023	$ change	% change
(In thousands)
Interest expense	$(4,457)	$(80)	$(4,377)	5,471.3

The increase in interest expense during the year ended December 31, 2024 compared to the same period in 2023 relates to $4.4 million of non-cash interest expense on notes payable that originated in October 2024. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability for additional discussion.

Unrealized loss on derivative liability

	2024	2023	$ change	% change
(In thousands)
Unrealized loss on derivative liability	$(8,866)	$-	$(8,866)	-

Unrealized loss on derivative liability reflects the revaluation of our derivative liability associated with notes payable as of December 31, 2024. Due to the increase in the fair value of the derivative liability as of December 31, 2024 relative to its initial measurement on October 23, 2024, we recognized an unrealized loss during 2024. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability for additional discussion.

Other income (expense), net

	2024	2023	$ change	% change
(In thousands)
Other income	$2,434	$5,590	$(3,156)	(56.5)

The decrease in other income during the year ended December 31, 2024 compared to the same period in 2023 is primarily due to a payment received in 2023 of $3.0 million as an incentive to terminate our previous building lease.

Income Taxes

During the years ended December 31, 2024 and 2023, we recognized tax expense of $0.5 million and $1.1 million, respectively, mainly related to income in foreign jurisdictions offset, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created as a result of the acquisition of Ibeo in Q2 2023. The change in income tax expense during the year ended December 31, 2024 was largely the result of lower profitability in foreign jurisdictions. As of December 31, 2024, we had net operating loss carryforwards of approximately $498.0 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $11.1 million. During 2024, $28.2 million federal net operating losses and $0.2 million general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2025 to 2044, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2024 or at December 31, 2023.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of December 31, 2024, the Company had $54.5 million in cash and cash equivalents and $20.2 million in short-term investment securities, or $74.7 million total. In February 2025, we raised net proceeds of $7.8 million through sale of common stock to an existing investor. In addition to cash and cash equivalents, the Company also has potential availability of $143.6 million comprised of the following:

●	$113.6 million availability left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024, subject to certain factors including authorized shares available and market conditions, and
●	$30.0 million from the remaining commitment pursuant to the Note, subject to certain limitations. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability.

In consideration of the above, the Company has total liquidity of $226.1 million. Pursuant to terms of the Note, we will maintain minimum cash liquidity of $30.0 million for the duration of the Note term, subject to decreases beginning on May 1, 2025. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $68.5 million during 2024, compared to $67.1 million in 2023. During the years ended December 31, 2024 and 2023, we made payments of $1.9 million and $3.1 million, respectively, to our contract manufacturing partner in connection with the buildup of MOVIA sensor inventory for direct sales to both automotive and non-automotive customers. Moreover, we expect to make additional minimum payments to this partner totaling approximately $6.3 million during 2025 and 2026 in line with agreed-upon deliveries.

Investing activities

During the year ended December 31, 2024, cash provided by investing activities was $2.7 million compared to $21.8 million during the same period in 2023. During the year ended December 31, 2024, we purchased short-term investment securities totaling $26.1 million and sold short-term investment securities totaling $35.4 million, compared to purchases of $41.7 million and sales of $76.7 million in the same period of 2023. During the year ended December 31, 2024, we purchased property and equipment totaling $0.4 million compared to $2.0 million in the same period in 2023. During the year ended December 31, 2024, we made payments totaling $6.3 million related to the acquisition of Ibeo assets compared to $11.2 million in the same period in 2023.

Financing activities

Net cash provided by financing activities totaled $72.9 million during the year ended December 31, 2024, compared to $72.4 million during the same period of 2023. Proceeds received from stock option exercises totaled $0.1 million during the year ended December 31, 2024, compared to $0.3 million during the same period in 2023. Net proceeds from issuance of common stock were $34.7 million during the year ended December 31, 2024, compared to $72.3 million during the same period in 2023. In 2024, we received approximately $38.1 million in net proceeds, inclusive of debt issuance costs, from the issuance of $45.0 million senior secured convertible notes. See Part II, Item 8. Note 7, Notes Payable and Derivative Liabilities.

The following is a list of our financing activities during 2024 and 2023.

●	In October 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes (the “Note”) with an institutional investor (the “Holder”). The principal amount for the initial note is $45.0 million, with an option for the Company to issue additional principal in the amount of $30.0 million of convertible notes to the Holder, subject to certain limitation. We received proceeds, net of all costs, of $38.1 million.
●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of December 2024, we completed sales under such sales agreement of 23.3 million shares for net proceeds of $34.7 million. As of December 31, 2024, we have approximately $113.6 million available under this sales agreement.
●	In June 2021, we entered into a $140.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $140.0 million through Craig-Hallum. As of December 31, 2022, we had issued 8.3 million shares of our common stock for net proceeds of $81.8 million under this ATM agreement. During the quarter ended March 31, 2023, we issued 5.0 million shares of our common stock for net proceeds of $12.5 million under the agreement. The sales agreement was terminated in June 2023.
●	In June 2023, we entered into a $45.0 million ATM equity offering agreement with Craig-Hallum. Under the agreement, we were able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $45.0 million through Craig-Hallum. As of June 30, 2023, we had completed sales under such sales agreement, having sold 10.9 million shares for net proceeds of $43.9 million. No further shares are available for sales under this agreement.

Our capital requirements will depend on many factors, including, but not limited to, the rate at which OEMs and other potential customers introduce products incorporating our technology and the market acceptance and competitive position of such products. Our ability to raise capital will depend on numerous factors, including the following:

●	Perceptions of our ability to continue as a going concern;
●	Market acceptance of products incorporating our technology;
●	Changes in evaluations and recommendations by any securities analysts following our stock or our industry generally;
●	Announcements by other companies in our industry;
●	Changes in business or regulatory conditions;
●	Announcements or implementation by our competitors of technological innovations or new products;
●	The status of particular development programs and the timing of performance under specific development agreements;
●	Economic and stock market conditions;
●	The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	Our ability to establish cooperative development or licensing arrangements;
●	Our authorized shares available for sale; or
●	Other factors unrelated to our company or industry.

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

Interest Rate and Market Liquidity Risks

As of December 31, 2024, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2024, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of December 31, 2024, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$54,486	72.9%
Less than one year	20,216	27.1
	$74,702	100.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MicroVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years ended in the period December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liability

As described in note 7, the fair value of the derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features. The fair value of the hybrid instrument is estimated using a binomial lattice model. The fair value of the host contract excluding embedded derivative features is estimated using a debt discounted cash flow model, which assumes that the contract is a debt instrument with only the option to redeem partial principal payments prior to maturity. The estimated fair value of the derivative liability was $14.6 million as of December 31, 2024.

We identified the valuation of derivative liability as a critical audit matter. Performing audit procedures to evaluate the reasonableness of the fair value estimates and underlying inputs and assumptions required especially challenging and subjective auditor judgment and an increased extent of effort, including the need to involve of our valuation professionals.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Testing management’s process used in determining the estimated fair value of the derivative liability by:

●	Involving our valuation professionals with specialized skills and knowledge who assisted in evaluating the valuation methodologies and the reasonableness of significant assumptions.
●	Testing the mathematical accuracy of management’s calculations.
●	Testing the completeness, accuracy and reliability of the underlying data used in the estimate, such as historical volatility, stock price, and daily trading volume.

Impairment of Intangible Assets

As described in notes 2 and 8 to the consolidated financial statements, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for intangible assets is based on the difference between the fair value of the asset and its carrying value. The carrying value of intangible assets was $11.0 million as of December 31, 2024.

We identified the impairment assessment of intangible assets as a critical audit matter. Performing audit procedures to evaluate the significant assumptions used by management when developing the undiscounted cash flows to be generated by the assets required a high degree of auditor judgment, subjectivity and effort when performing and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Testing management’s process for developing the estimated future undiscounted cash flows used in the impairment assessment.
●	Evaluating the appropriateness of the undiscounted cash flows model.
●	Testing the completeness and accuracy of the underlying data used in the model.
●	Evaluating the reasonableness of the significant assumptions used by management related to estimated future undiscounted cash flows.
●	Evaluating management’s ability to forecast cash flows by comparing actual results to management’s historical forecasts.

/s/ Moss Adams

Seattle, Washington

March 26, 2025

We have served as the Company’s auditor since 2012.

MicroVision, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$54,486	$45,167
Investment securities, available-for-sale	20,216	28,611
Restricted cash, current	261	3,263
Accounts receivable, net of allowances	926	949
Inventory	2,294	3,874
Other current assets	4,287	4,890
Total current assets	82,470	86,754

Property and equipment, net	7,061	9,032
Operating lease right-of-use assets	16,746	13,758
Restricted cash, net of current portion	1,500	961
Intangible assets, net	10,972	17,235
Other assets	2,412	1,895
Total assets	$121,161	$129,635

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,132	$2,271
Accrued liabilities	2,542	8,640
Accrued liability for Ibeo business combination	-	6,300
Contract liabilities	308	300
Derivative liability	14,581	-
Notes payable, current	24,248	-
Operating lease liabilities, current	2,682	2,323
Other current liabilities	458	669
Total current liabilities	45,951	20,503

Notes payable, net of current portion	8,754	-
Operating lease liabilities, net of current portion	15,954	12,714
Other long-term liabilities	1,733	614
Total liabilities	72,392	33,831

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, par value $0.001; 310,000 shares authorized; 224,993 and 194,736 shares issued and outstanding as of December 31, 2024 and 2023, respectively	225	195
Additional paid-in capital	910,825	860,765
Accumulated other comprehensive income	-	210
Accumulated deficit	(862,281)	(765,366)
Total shareholders’ equity	48,769	95,804
Total liabilities and shareholders’ equity	$121,161	$129,635

The accompanying notes are an integral part of these consolidated financial statements

MicroVision, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue	$4,696	$7,259	$664

Cost of revenue	7,530	2,772	100

Gross (loss) profit	(2,834)	4,487	564

Research and development expense	49,015	56,707	30,413
Sales, marketing, general and administrative expense	29,346	36,689	24,041
Impairment loss on intangible assets	4,181	-	-
Loss (gain) on disposal of fixed assets	143	(34)	-
Total operating expenses	82,685	93,362	54,454

Loss from operations	(85,519)	(88,875)	(53,890)

Bargain purchase gain, net of tax	-	1,669	-
Interest expense	(4,457)	(80)	(62)
Unrealized loss on derivative liability	(8,866)	-	-
Other income	2,434	5,590	861

Net loss before taxes	$(96,408)	$(81,696)	$(53,091)

Income tax expense	(507)	(1,146)	-

Net loss	$(96,915)	$(82,842)	$(53,091)

Net loss per share - basic and diluted	$(0.46)	$(0.45)	$(0.32)

Weighted-average shares outstanding - basic and diluted	209,510	182,802	165,958

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(96,915)	$(82,842)	$(53,091)

Other comprehensive income
Unrealized gain (loss) on investment securities, available-for-sale	-	153	(108)
Unrealized (loss) gain on translation	(210)	184	-
Total comprehensive income (loss)	(210)	337	(108)
Comprehensive loss	$(97,125)	$(82,505)	$(53,199)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	shareholders’
	Shares	Par value	capital	income (loss)	deficit	equity
Balance at December 31, 2021	164,363	$164	$742,042	$(19)	$(629,433)	$112,754
Share-based compensation expense	1,294	1	15,460	-	-	15,461
Exercise of options	525	1	725	-	-	726
Sales of common stock, net	4,321	5	13,994	-	-	13,999
Net loss	-	-	-	-	(53,091)	(53,091)
Other comprehensive loss	-	-	-	(108)	-	(108)
Balance at December 31, 2022	170,503	$171	772,221	$(127)	$(682,524)	$89,741
Share-based compensation expense	1,946	2	16,139	-	-	16,141
Exercise of options	191	-	175	-	-	175
Sales of common stock, net	22,096	22	72,230	-	-	72,252
Net loss	-	-	-	-	(82,842)	(82,842)
Other comprehensive income	-	-	-	337	-	337
Balance at December 31, 2023	194,736	$195	$860,765	$210	$(765,366)	$95,804
Share-based compensation expense	4,537	5	11,530	-	-	11,535
Exercise of options	84	-	62	-	-	62
Sales of common stock, net	23,291	23	34,725	-	-	34,748
Conversions of notes payable	2,345	2	3,743	-	-	3,745
Net loss	-	-	-	-	(96,915)	(96,915)
Other comprehensive loss	-	-	-	(210)	-	(210)
Balance at December 31, 2024	224,993	$225	$910,825	$-	$(862,281)	$48,769

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.
Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(96,915)	$(82,842)	$(53,091)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,920	7,864	2,246
Bargain purchase gain, net of tax	-	(1,669)	-
Loss (gain) on disposal of fixed assets	143	(34)	-
Unrealized loss on derivative liability	8,866	-	-
Impairment of intangible assets	4,181	-	-
Impairment of operating lease right-of-use assets	405	-	-
Impairment of property and equipment	-	12	64
Inventory write-downs	2,045	76	87
Amortization of debt discount and issuance costs on notes payable	4,382	-	-
Share-based compensation expense	11,535	16,141	15,461
Net accretion of premium on short-term investments	(951)	(1,275)	21
Change in:
Accounts receivable	23	(949)	-
Inventory	(495)	(892)	(168)
Other current and non-current assets	85	(2,096)	(217)
Accounts payable	(1,139)	942	(1,737)
Accrued liabilities	(6,098)	6,571	888
Contract liabilities and other current liabilities	(188)	(6,452)	(293)
Operating lease liabilities	(2,491)	(2,500)	(1,280)
Other long-term liabilities	1,152	13	-
Net cash used in operating activities	(68,540)	(67,090)	(38,019)

Cash flows from investing activities
Sales of investment securities	35,411	76,700	60,576
Purchases of investment securities	(26,065)	(41,710)	(90,158)
Advance to Ibeo	-	-	(4,132)
Cash paid for Ibeo business combination	(6,300)	(11,233)	-
Purchases of property and equipment	(374)	(1,935)	(4,359)
Net cash provided by (used in) investing activities	2,672	21,822	(38,073)

Cash flows from financing activities
Principal payments under finance leases	-	(21)	(26)
Principal payments under notes payable	-	-	(392)
Principal proceeds from notes payable, net of debt discount and issuance costs	38,080	-	-
Proceeds from stock option exercises	62	175	726
Net proceeds from issuance of common stock	34,748	72,284	13,999
Net cash provided by financing activities	72,890	72,438	14,307

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(166)	267	-

Change in cash, cash equivalents, and restricted cash	6,856	27,437	(61,785)
Cash, cash equivalents, and restricted cash at beginning of period	49,391	21,954	83,739
Cash, cash equivalents, and restricted cash at end of period	$56,247	$49,391	$21,954

Supplemental schedule of non-cash investing and financing activities

Common stock issued in conversion of note payable	$3,745	$-	$-

Non-cash additions to property and equipment	$-	$-	$764

Amounts issued to escrow for acquisition consideration	$-	$6,300	$-

Acquisition of right-of-use asset	$5,395	$1,338	$10,184

Accrued financing fees	$-	$(32)	$-

Foreign currency translation adjustments	$(210)	$184	$-

Unrealized (gain) loss on investment securities, available-for-sale	$-	$153	$(108)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$54,486	$45,167	$20,536
Restricted cash, current	261	3,263	-
Restricted cash, net of current portion	1,500	961	1,418
Cash, cash equivalents and restricted cash	$56,247	$49,391	$21,954

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

MicroVision, Inc. is committed to driving the global adoption of proprietary products, which leverage deterministic AI at the edge with the Company’s innovative perception and application software running on diverse lidar sensors. The Company’s solutions enable ADAS and autonomy features for customers in a wide range of industries including robotics, automated warehouse, agriculture, mining, military, and automotive. The Company’s deterministic AI at the edge software running on sensors enables intelligent autonomous, active safety, and automation systems which depend on secure, cost-effective and energy-efficient solutions. This software has been developed in close collaboration with automotive customers and the Company is now rapidly expanding with it into new industrial and commercial vehicle sectors.

With engineering teams based in Redmond, Washington and Hamburg, Germany, the Company develops and supplies integrated solutions built on the perception software stack, incorporating application software and processing data from differentiated sensor systems. The Company’s extensive experience in developing and productizing core lidar hardware and software components, along with expertise in edge computing, positions the Company as a valuable commercial partner capable of delivering high-value, low-power products.

Liquidity

The Company has incurred significant losses since inception. Operations to date have been funded primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities.

As of December 31, 2024, the Company had total liquidity of $74.7 million including $54.5 million in cash and cash equivalents and $20.2 million in short-term investment securities. In addition, the Company has approximately $113.6 million availability under its current at-the-market (“ATM”) facility as of December 31, 2024, subject to certain conditions. On October 23, 2024, the Company issued $45.0 million in senior secured convertible notes for gross proceeds of $41.4 million and has a remaining commitment pursuant to the convertible note facility of $30.0 million, subject to certain limitations (see Note 7. Notes Payable and Derivative Liability).

Subsequent to the date of these financial statements, on February 4, 2025, the Company sold shares of common stock and warrants to purchase common stock for net proceeds of approximately $7.8 million. Additionally, subsequent to the date of these financial statements, maturities of the $45.0 million senior secured convertible notes were reduced by $10.6 million (see Note 16. Subsequent Events). To date, total maturities have been reduced by $12.3 million, inclusive of $1.8 million reduced prior to December 31, 2024 (see Note 7. Notes Payable and Derivative Liability). Based on the current operating plan, the Company anticipates having sufficient cash and cash equivalents to fund operations for at least the next 12 months from the issuance of these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders’ equity or cash flows, as previously reported.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts therein. The most significant estimates and assumptions relate to business combinations, valuation of intangibles, valuation of derivative liabilities, revenue recognition, inventory valuation, valuation of share-based payments, income taxes, depreciable lives assessment and related disclosure of contingent assets and liabilities. Due to the inherent uncertainty involved, actual results reported in future periods could differ from those estimates.

Foreign Currency Translation

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Realized gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income in the consolidated statements of operations.

Segment Information

The Company determines operating segments based on how the chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The CODM is the Executive Management team. The Company has determined that it operates in one operating segment and one reportable segment, relating to the sale and servicing of lidar hardware and software, as the CODM regularly reviews financial information presented on a consolidated basis. Financial information regularly reviewed by the CODM includes revenue, income or loss from operations, and net income or loss.

Business Combination

Business combinations are accounted for under the acquisition method. As such, the fair value of the Ibeo purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration was included in bargain purchase gain, net of tax in the consolidated statements of operations. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Cash and Cash Equivalents and Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three level fair value inputs hierarchy and requires an entity to maximize the use of observable valuation inputs and minimize the use of unobservable inputs. The Company uses market data, assumptions and risks that market participants would use in measuring the fair value of the asset or liability, including the risks inherent in the inputs and the valuation techniques.

Financial instruments include cash and cash equivalents, investment securities, accounts receivable, accounts payable and accrued liabilities. The carrying value of financial instruments approximate fair value due to their short maturities. Cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts.

Short-term investment securities primarily consist of debt securities. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income (loss). Dividend and interest income are recognized when earned. Realized gains and losses, if any, are presented separately on the income statement.

Restricted Cash

Restricted cash is held in money market savings accounts and serves as collateral for irrevocable letters of credit related to our facility lease agreements. The restricted cash balance as of December 31, 2024 includes $0.5 million and $0.2 million of collateral under two letters of credit, issued in connection with lease agreements for the Company’s headquarters and general office and lab space, respectively, in Redmond, Washington. The restricted cash balance also includes approximately $1.0 million for a security deposit associated with a lease agreement for office space in Hamburg, Germany.

Inventory

Inventory consists of raw materials, work in process and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Intangible Assets

Intangible assets consist of acquired technology from the January 2023 Ibeo asset purchase and purchased patents. As part of the Ibeo asset acquisition, two intangible assets were primarily acquired in the form of Perception software and Reference software, with initial useful lives of 15 years and 8 years, respectively. The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable (see Note 8. Financial Statement Components – Intangible Assets for discussion of impairment). Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for intangible assets is based on the difference between the fair value of the asset and its carrying value.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (two to five years) using the straight-line method. Property and equipment may include assets related to future product lines. As production needs change, management will periodically assess the remaining estimated useful life of production equipment. If necessary, depreciation on production equipment will be adjusted to reflect the remaining estimated useful life. Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term. Costs for repairs and maintenance are charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the consolidated statements of operations at the time of disposal.

Leases

Management assesses all contracts executed to determine whether the agreements contain a lease component. Significant judgment may be required to determine whether a contract contains a lease, the length of the lease term, the allocation of the consideration between lease and non-lease components, and the appropriate discount rate to be applied. Management reviews the underlying objective of each contract, the terms of the contract, and considers current and future business conditions when making these judgments.

The Company’s lease obligations consist of various office and equipment operating leases. Operating lease assets are recorded under the operating lease right-of-use asset (“ROU”) line item, while liabilities are recorded under the current portion of operating lease liability and operating lease liability, net of current portion line items on the consolidated balance sheets.

Operating lease ROU assets and liabilities are recognized upon lease commencement based on the present value of payments over the lease term. For leases which do not provide an implicit rate, the Company’s incremental borrowing rate as of the commencement date serves as the discount rate to determine the present value of lease payments. Lease expense from operating leases is recognized on a straight-line basis over the lease term.

Notes Payable

The Company evaluates all conversion, redemption, and put features contained in its debt instruments to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for debt as a long-term liability, with the current portion classified as a short-term liability, equal to the amount repayable at maturity, net of any debt discount and issuance costs, within notes payable on the consolidated balance sheets. The debt discount and issuance costs are amortized over the term of the Note, using the effective interest method, as interest expense in the accompanying consolidated statements of operations. Conversions of principal are accounted for in accordance with ASC 470-20, “Debt with Conversion and Other Options,” with immediate expense of the unamortized discount associated with the converted principal.

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported as an unrealized gain or loss in earnings on the consolidated statements of operations. The Company has elected to classify the entirety of its derivatives in current liabilities.

Revenue Recognition

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

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

Product Revenue

Product revenue is primarily derived from sales of lidar hardware and systems. While each contract is individually assessed to identify separate performance obligations, a performance obligation generally consists of an individual sensor or sensor system, inclusive of all materials and integrated software. Transaction prices are normally fixed, as the Company does not include variable consideration or the exchange of any other goods as part of the contract. Revenue is recognized upon shipment of the product to the customer, as control and title of the product passes to the customer at the point of shipment. Product sales generally include acceptance provisions, however, as it can be objectively determined that agreed-upon customer specifications have been met prior to shipment, control of the item passes at the time of shipment.

License and Royalty Revenue

License and royalty revenue consists of revenue from the licensing of various software and intellectual property owned by MicroVision, and any royalties generated from their use in products sold by customers.

Software licenses sold are either a license to install and use, whether perpetual or fixed-term, or a license to access the software, which is normally a volume-based license. Revenue from licenses to install is recognized at the point when the customer is granted the ability to install the software, as these licenses represent functional intellectual property with significant standalone functionality. Revenue from licenses to access is recognized over the period of time in which the Company has ongoing obligations under the agreement, as these licenses represent symbolic intellectual property, which exclude significant standalone functionality. Revenue recognized each period is based on the appropriate measure of progress, typically being the number of usage hours consumed.

Revenue from sales-based royalties is recognized based on reports provided by customers which identify the number of royalty-bearing products sold or otherwise distributed. For any customers that fail to provide timely reports, management estimates the number of royalty-bearing products sold based on historical sales volume and available forecast data.

Contract Revenue

Contract revenue in a particular period is dependent upon when the contract is entered into, the value of the contract, and the availability of technical resources to perform work on the contract. Each performance obligation associated with development contracts is identified at contract inception. The contracts generally include product development and customization specified by the customer. For contracts with multiple product development or customization components, each component is evaluated to determine whether it is distinct within the context of the contract and represents a standalone performance obligation. Components which are deemed not distinct at contract inception are combined into a single performance obligation.

Development contracts are primarily fixed-fee contracts. Contract revenue is recognized either at a point in time, or over time, depending upon the characteristics of the individual contract. If control of the deliverable(s) passes to the customer over time, the revenue is recognized in proportion to the transfer of control. If control passes to the customer only upon completion and transfer of the asset, revenue is recognized upon completion of the contract. For contracts which include significant customer acceptance provisions, revenue is recognized only upon acceptance of the deliverable(s).

If control of deliverables passes to the customer over time, revenue is recognized based on the proportion of total cost expended to the total cost expected to complete the contract performance obligation (defined as the ‘input method’ under Topic 606). For contracts which require the input method of revenue recognition, the determination of the total cost expected to complete the performance obligation(s) involves significant judgment. Management initially estimates the resources required to complete each relevant performance obligation, and incorporates revisions to hour and cost estimates throughout the course of the contract as necessary.

Cost of Product Revenue

Cost of product revenue includes the direct and allocated indirect costs of products sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged by contract manufacturers in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with manufacturing activities. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities. The cost of product revenue can fluctuate significantly from period to period, depending on product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased.

Cost of Contract Revenue

Cost of contract revenue includes both direct and allocated indirect costs of performing work on contracts and producing prototype units and evaluation kits. Direct costs include labor, materials and other costs incurred directly in producing prototype units and evaluation kits or performing work on a contract. Indirect costs include labor and other costs associated with research and development and building technical capabilities and capacity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

Manufacturing overhead, which includes the costs of procuring, inspecting and storing material, and facility and depreciation costs, is allocated to inventory, cost of product revenue, cost of contract revenue, and research and development expense based on the level of effort supporting production or research and development activity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of December 31, 2024, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the year ended December 31, 2024, three customers accounted for 60%, 13%, and 10% of total revenue, respectively, or $2.8 million, $0.6 million, and $0.5 million of total revenue, respectively. For the same period in 2023, two customers accounted for 63% and 11% of total revenue, respectively, or $4.6 million and $0.8 million, respectively.

As of December 31, 2024, accounts receivable related to these customers accounted for 82% of total accounts receivable, net of allowances on the consolidated balance sheets.

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

Research and Development

Research and development expense consists of labor and subcontractor costs for internal research and product development activities, direct material to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. Research and development resources are assigned based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments have been made to customers. Research and development costs are expensed as incurred. It is highly likely that a substantial level of continuing research and development expense will be required for the Company to further develop its technology.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The ASU is not expected to have a material impact on the Company’s financial statements or disclosures.

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss available for common shareholders - basic and diluted	$(96,915)	$(82,842)	$(53,091)

Denominator:
Weighted-average common shares outstanding - basic and diluted	209,510	182,802	165,958

Net loss per share - basic and diluted	$(0.46)	$(0.45)	$(0.32)

For the years ended December 31, 2024, 2023 and 2022, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 0.7 million, 0.8 million, and 0.9 million shares of common stock, respectively; 12.0 million, 10.0 million and 8.9 million nonvested restricted and performance stock units, respectively; and 34.6 million shares of common stock that may be issued through conversion of the derivative liability (see Note 7. Notes Payable and Derivative Liability).

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

Total consideration related to this transaction was approximately EUR 20.0 million or $21.6 million, consisting of approximately (i) EUR 7.0 million or $7.6 million in cash paid at closing, (ii) EUR 6.6 million or $7.1 million in cash advanced to Ibeo prior to closing, (iii) EUR 3.0 million or $3.3 million released from escrow during the quarter ended March 31, 2024, (iv) EUR 0.6 million or $0.7 million in costs paid on behalf of the seller, and (v) EUR 2.7 million or approximately $3.0 million after calculating the deduction in purchase price agreed between both the parties. The remaining balance of approximately EUR 2.7 million was paid during the three months ended June 30, 2024 and was previously recorded as an accrued liability for Ibeo business combination on the consolidated balance sheet. In addition, the Company incurred $0.6 million of acquisition-related costs associated with the acquisition during the three months ended March 31, 2023, which were included in Sales, marketing, general and administrative expense.

The transaction was accounted for as a business combination. The results of operations for the acquisition are included in the consolidated financial statements from the date of acquisition onwards.

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed (in thousands):

		Weighted Average
	Amount	Useful Life (in years)
Total purchase consideration	$21,611

Inventory	$1,197
Other current assets	703
Operating lease right-of-use assets	234
Property and equipment, net	5,330
Intangible assets:
Acquired technology(1)	17,987	13
Order backlog	26	1
Contract liabilities	(1,178)
Operating lease liabilities	(234)
Deferred tax liabilities	(785)
Total identifiable net assets	$23,280
Bargain purchase gain(2)	(1,669)

(1)	During the year ended December 31, 2024, the Company recognized a $4.2 million impairment charge on certain identified intangible assets acquired in this business combination. See Note 8. Financial Statement Components.
(2)	The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in bargain purchase gain, net of tax in the consolidated statements of operations. The bargain purchase gain was attributable to the negotiation process with Ibeo during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets acquired.

The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The estimated fair value of the order backlog was calculated through the income approach using the multi-period excess earnings methodology.

Revenue and net income from the acquisition included in the consolidated statement of operations from the acquisition date through December 31, 2023 is $2.3 million and $3.9 million, respectively.

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Year Ended December 31, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$4,117	$475	$104	$4,696
Products and services transferred over time	-	-	-	-
Total	$4,117	$475	$104	$4,696

	Year Ended December 31, 2023
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$1,019	$4,888	$1,106	$7,013
Products and services transferred over time	-	-	246	246
Total	$1,019	$4,888	$1,352	$7,259

	Year Ended December 31, 2022
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$-	$664	$-	$664
Products and services transferred over time	-	-	-	-
Total	$-	$664	$-	$664

The following table provides information about revenue and long-lived assets, which is comprised of property and equipment, net, and operating lease right-of-use assets, by geographic area (in thousands):

	December 31,		December 31,		December 31,
	2024		2023		2022
Geographic Area	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
United States	$1,058	$17,583	$4,627	$19,580	$664	$21,409
Germany	3,628	6,224	2,138	3,210	-	-
Other foreign countries	10	-	494	-	-	-
Total	$4,696	$23,807	$7,259	$22,790	$664	$21,409

Contract Balances

Under Topic 606, the Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Unconditional rights to consideration are included within accounts receivable, net of allowances in the consolidated balance sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	December 31,	December 31,
	2024	2023	$ Change	% Change

Contract assets and accounts receivable	$926	$949	$(23)	(2.4)
Contract liabilities	(308)	(300)	(8)	(2.7)
Net contract assets (liabilities)	$618	$649	$(31)	(4.8)

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of December 31, 2024.

Transaction Price Allocated to the Remaining Performance Obligations

The remaining balance of the contract liabilities was approximately $0.3 million as of December 31, 2024. The Company expects to recognize 100% of this revenue over the next 12 months.

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of December 31, 2024 and 2023 (in thousands). These tables do not include cash held in money market savings accounts.

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$14,001	$-	$14,001
U.S. Treasury securities	-	6,215	-	6,215
	$-	$20,216	$-	$20,216

As of December 31, 2023	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$8,471	$-	$8,471
U.S. Treasury securities	-	20,140	-	20,140
	$-	$28,611	$-	$28,611

Short-term investments are summarized below as of December 31, 2024 and 2023 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2024
Investment securities, available for sale:
Corporate debt securities	$13,984	$18	$-	$14,002
U.S. Treasury securities	6,206	8	-	6,214
	$20,190	$26	$-	$20,216

As of December 31, 2023
Investment securities, available for sale:
Corporate debt securities	$8,466	$6	$(1)	$8,471
U.S. Treasury securities	20,119	21	-	20,140
	$28,585	$27	$(1)	$28,611

The maturities of the investment securities, available-for-sale as of December 31, 2024 and 2023 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2024
Maturity date

Less than one year	$20,190	$26	$-	$20,216

As of December 31, 2023
Maturity date

Less than one year	$28,585	$27	$(1)	$28,611

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2024 and 2023 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2024
Corporate debt securities	$1,245	$-	$-	$-	$1,245	$-
U.S. Treasury securities	-	-	-	-	-	-
	$1,245	$-	$-	$-	$1,245	$-

As of December 31, 2023
Corporate debt securities	$1,488	$(1)	$-	$-	1,488	(1)
U.S. Treasury securities	1,486	-	-	-	1,486	-
	$2,974	$(1)	$-	$-	$2,974	$(1)

7. NOTES PAYABLE AND DERIVATIVE LIABILITY

Background

On October 14, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes (the “Note”) with an institutional investor (the “Holder”). The principal amount for the initial note is $45.0 million (the “Initial Principal Amount”), with an option for the Company to issue additional principal in the amount of $30.0 million (the “Additional Principal Amount” and, together with the Initial Principal Amount, the “Principal Amount”) of convertible notes to the Holder, subject to certain limitation.

The Note will rank senior to all outstanding and future indebtedness of the Company. Beginning on January 1, 2025, the Holder may elect to require the Company to partially repay the Notes up to $1.8 million monthly prior to April 1, 2025, and up to $3.5 million monthly on and after April 1, 2025, plus a 10% premium. In lieu of electing a partial repayment in each of the stated months, the Holder has the right to convert the Note to shares of the Company’s common stock at a conversion price of $0.7462 prior to June 1, 2025 and $1.5960 on or after June 1, 2025, subject to certain conditions.

Additionally, the Company has the option to require the Holder to convert the entire Note to shares of common stock if the share price exceeds $2.3940 on each of 20 consecutive VWAP Trading Days, subject to certain other equity conditions. If not fully repaid or converted, the end of term maturity balance is the outstanding principal balance of the Note multiplied by 110% and matures on October 1, 2026. The Note bears zero coupon. Pursuant to terms of the Note, the Company will maintain minimum liquidity of $30.0 million for the duration of the Note term, subject to decreases beginning on May 1, 2025.

On October 23, 2024, the Purchase Agreement closed and the Note was issued for net proceeds of approximately $38.1 million, inclusive of all discounts, fees, and expenses related to the transaction.

On December 30, 2024, pursuant to the terms of the Note, the Holder elected to convert $1.8 million of outstanding principal into 2,345,068 shares of the Company’s common stock. See Note 16. Subsequent Events for details of additional conversions subsequent to the date of these financial statements.

Components

The Note is a convertible debt instrument with multiple redemption, conversion, and put features. Certain features qualify as embedded derivatives requiring bifurcation. Therefore, the bifurcated features are accounted for separately as a compound embedded derivative in accordance ASC 815, “Derivatives and Hedging” and are included in the derivative liability on the consolidated balance sheets. The host contract, which represents the Note excluding the derivative liability, is accounted for as non-convertible debt under ASC 470, “Debt” and is included in notes payable, current and notes payable, net of current portion on the consolidated balance sheets.

Notes Payable

The host contract is recorded at the total amount repayable at maturity of $49.5 million, comprised of $45.0 million principal plus a $4.5 million 10% repayment premium, less any conversions of outstanding principal, net of debt discount and issuance costs. The debt discount is equal to the amount repayable at maturity, net of cash proceeds received at issuance and the initial fair value of the bifurcated derivative liability. Debt issuance costs are comprised of qualifying expenses resulting directly from the transaction. During the year ended December 31, 2024, conversions reduced the amount repayable at maturity to $47.6 million.

Supplemental balance sheet information is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Amount repayable at maturity	$47,575	$-
Unamortized debt discount	(12,021)	-
Unamortized issuance costs	(2,552)	-
Net carrying amount	33,002	-

Interest expense related to the amortization of the debt discount and issuance costs was $4.4 million for the year ended December 31, 2024, and $0.0 million for the year ended December 31, 2023. The monthly effective interest rate implicit in the Note as of December 31, 2024 under the interest method was 5.1%.

Maturities of partial repayments, if elected by the Holder, are as follows:

(in thousands)
Years Ended December 31,	Maturities
2025	$38,500
2026	9,075
Total partial repayments	$47,575

Subsequent to December 31, 2024, the partial repayment amounts and maturity schedule were modified (see Note 16. Subsequent Events).

Derivative Liability

The derivative liability was initially recorded at its fair value of $7.5 million as of the issuance date of October 23, 2024. The derivative liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of derivatives not designated as hedging instruments are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Derivative liability	$14,581	$-
Total	$14,581	$-

Unrealized gains and losses associated with derivatives not designated as hedging instruments are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Unrealized loss on derivative liability	$(8,866)	$-	$-
Total	$(8,866)	$-	$-

Fair Value Measurements

The fair value of the derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features.

The fair value of the hybrid instrument is estimated using a binomial lattice model, which projects future movements of the underlying instrument over the remaining term. The model then calculates the fair value of the instrument by discounting projected cash flows based on the optimal action at each point in time. Optimal actions for both the Company and the Holder are determined by the projected stock price at a point in time, in addition to the probabilities of the occurrence of certain events. At initial measurement on October 23, 2024, a Monte Carlo simulation was further incorporated in order to simulate the Company’s share price as of the registration date, which occurred on November 21, 2024.

The fair value of the host contract excluding embedded derivative features is estimated using a debt discounted cash flow model, which assumes that the contract is a debt instrument with only the option to redeem partial principal payments prior to maturity. Projected cash flows are based on the assumption that the Holder will fully exercise early redemption options, based on the estimated internal rate of return for the Holder resulting from early redemption as compared to redemption at maturity. The debt discount rate is estimated based on the rate of similar non-convertible debt instruments reflecting the Company’s credit risk.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2024 and 2023 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of December 31, 2024	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$14,581
Total	$-	$-	$14,581

The table below lists the inputs and assumptions for the Company’s initial valuation as of October 23, 2024 and re-valuation of the derivative liability as of December 31, 2024:

	December 31,	October 23,
	2024	2024
Expected term (years)	1.75	1.94
Risk-free interest rate	4.18%	4.04%
Dividend yield	0%	0%
Volatility	78.02%	73.00%
Discount rate	50.0%	50.0%

8. FINANCIAL STATEMENT COMPONENTS

Restricted Cash

During the year ended December 31, 2024, Restricted cash, current decreased largely due to a $3.3 million release of escrow in connection with the Asset Purchase Agreement with Ibeo. In addition, Restricted cash, net of current portion increased by approximately $1.0 million related to cash that is held as collateral for a Hamburg, Germany lease.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$1,616	$1,574
Work in process	-	305
Finished goods	678	1,995
	$2,294	$3,874

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

During the year ended December 31, 2024, the Company recorded a $2.0 million reduction to inventory due to obsolescence.

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Production equipment	$6,140	$6,140
Leasehold improvements	3,957	3,843
Computer hardware and software/lab equipment	12,211	12,149
Office furniture and equipment	4,973	5,367
	27,281	27,499
Less: Accumulated depreciation	(20,220)	(18,467)
	$7,061	$9,032

Depreciation expense was $2.1 million, $3.1 million, and $0.7 million for the years ended December 31, 2024, 2023 and 2022 respectively.

Intangible Assets

The components of intangible assets are as follows:

As of December 31, 2024	Gross			Net	Weighted Average Remaining
	Carrying	Accumulated	Impairment	Carrying	Period
(in thousands)	Amount	Amortization	Expense	Amount	(Years)
Acquired technology	$20,172	5,019	$4,181	$10,972	13
Backlog	-	-	-	-	-
	$20,172	$5,019	$4,181	$10,972

As of December 31, 2023	Gross			Net	Weighted Average Remaining
	Carrying	Accumulated	Impairment	Carrying	Period
(in thousands)	Amount	Amortization	Expense	Amount	(Years)
Acquired technology	$20,172	$2,940	$-	$17,232	12
Backlog	26	23	-	3	-
	$20,198	$2,963	$-	$17,235

Amortization expense was $2.1 million, $2.1 million, and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the quarter ended June 30, 2024, management identified various factors related to the 2024 restructuring events (see Note 14. Restructuring Charges) that collectively indicated that it is more-likely-than-not that the fair value of the Company’s Reference software intangible asset was less than its carrying amount as of June 30, 2024. As of June 30, 2024, prior to impairment, the fair value was $4.5 million. As a result, the Company performed an impairment assessment for intangibles in accordance with ASC 360, Property, Plant and Equipment. The June 30, 2024 impairment test indicated a decline in the carrying amount of the Reference software intangible asset and a reduction in the asset’s useful life, resulting in a non-cash impairment charge of $3.0 million.

As part of the Company’s annual impairment assessment, management identified further factors that indicated the Company’s Reference software intangible asset is more-likely-than-not fully impaired. As of December 31, 2024, prior to impairment, the fair value was $1.2 million. An additional non-cash impairment charge of $1.2 million was recorded, resulting in a combined non-cash impairment charge of $4.2 million that is included in impairment loss on intangible assets on the consolidated statement of operations. As of December 31, 2024, the fair value of Reference software is fully written off.

The following table outlines estimated future amortization expense related to intangible assets held as of December 31, 2024 (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2025	$869	54	$923
2026	869	27	896
2027	829	1	830
2028	825	-	825
2029	825	-	825
Thereafter	6,673	-	6,673
	$10,890	$82	$10,972

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2024	2023
Bonuses	$571	$1,359
Payroll and payroll taxes	1,127	3,704
Income taxes payable	20	2,111
Accrued professional fees	140	236
Liabilities to suppliers	381	885
Other	303	345
	$2,542	$8,640

In addition, as of December 31, 2023, the accrued liability for Ibeo business combination on the consolidated balance sheet in the amount of $6.3 million included $3.3 million that was withheld from the Purchase Price and held in escrow for a maximum period of 13 months post-Closing as partial security for potential claims arising out of or in connection with the Asset Purchase Agreement and a $3.0 million holdback. Both were settled during the year ended December 31, 2024.

9. SHARE-BASED COMPENSATION

The Company issues share-based compensation to employees in the form of restricted stock units (RSUs), performance stock units (PSUs), and stock options. The following table summarizes the amount of share-based compensation expense by line item on the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Research and development expense	3,973	6,531	6,933
Sales, marketing, general and administrative expense	7,562	9,610	8,528
	$11,535	$16,141	$15,461

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2024 (in thousands, except per share data):

			Weighted-average	Aggregate
			remaining	intrinsic
		Weighted-average	contractual	value
Options	Shares	exercise price	term (in years)	(thousands)
Outstanding as of December 31, 2021	1,533	$1.37	5.6	$5,645
Granted	-	-
Exercised	(525)	1.38
Forfeited or expired	(63)	3.00
Outstanding as of December 31, 2022	945	$1.26	5.7	$1,137
Granted	-	-
Exercised	(191)	0.92
Forfeited or expired	(2)	0.28
Outstanding as of December 31, 2023	752	$1.35	4.6	$1,083
Granted	-	-
Exercised	(84)	0.73
Forfeited or expired	(2)	1.18
Outstanding as of December 31, 2024	666	$1.43	3.5	$185

Vested and expected to vest as of December 31, 2024	666	$1.43	3.5	$185

Exercisable as of December 31, 2024	666	$1.43	3.5	$185

As of December 31, 2024, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

		Weighted-average
	Shares	price
Unvested as of December 31, 2021	2,625	$13.05
Granted	9,180	2.46
Vested	(1,391)	9.16
Forfeited	(1,548)	6.42
Unvested as of December 31, 2022	8,866	3.85
Granted	3,491	3.89
Vested	(1,872)	6.98
Forfeited	(502)	7.47
Unvested as of December 31, 2023	9,983	3.09
Granted	9,234	1.26
Vested	(5,437)	3.63
Forfeited	(1,767)	2.65
Unvested as of December 31, 2024	12,013	$1.51

During the year ended December 31, 2024, the Company granted 5,384,000 shares to non-executive employees for annual and short-term incentive awards. Additionally, the Company granted 80,000 shares to non-executive employees for new hire grants. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately or over three or four years.

During the year ended December 31, 2024, the Company granted 3,771,000 shares to executive employees and directors for annual, short-term incentive, and long-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately, over one year, or over three years.

As of December 31, 2024, unrecognized share-based compensation related to RSUs was $6.8 million, which will be expensed over the next 2.0 years. Unrecognized share-based compensation related to executive PSUs was $2.5 million, which will be expensed over the next 1.0 year. Unrecognized share-based compensation related to the non-executive PSUs was $0.3 million, which will be expensed over the next 0.5 years.

10. LEASES

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

In September 2021, the Company entered into a lease agreement for product testing and lab space in Redmond, Washington which commenced in November 2021. In addition to base rent, the Company pays additional rent comprised of a proportionate share of any operating expenses, real estate taxes, and management fees. The lease, which expires in July 2032, includes an option to extend the term for one ten-year renewal period.

In September 2021, the Company entered into a lease agreement for office space in Redmond, Washington which commenced in December 2022. In addition to base rent, the Company will pay additional rent comprised of a proportionate share of any operating expenses, real estate taxes, and management fees. During the quarter ended June 30, 2023, a payment of $3.0 million was received as an incentive to terminate the Company’s previous lease. The gain is recorded as other income in the consolidated statements of operations. The lease, which expires in December 2032, contains an option to extend the term for one ten-year renewal period. Subsequent to the date of these financial statements, on February 13, 2025, the Company signed a Letter of Intent (“LOI”) with a third party to sublease a portion of this office space. The sublease, which, if executed, would commence on or around April 1, 2025, has an expected term of 57 months and expected monthly rent of $0.1 million.

In April 2022, the Company entered into a lease agreement for product testing for engineering and development activities in Nuremberg, Germany which commenced in May 2022. In June 2024, the Company abandoned the space prior to its expiration of November 2027. During the year ended December 31, 2024, impairment expense of $0.2 million was incurred and is recorded within sales, marketing, general and administrative expense on the consolidated statements of operations.

In September 2022, the Company entered into a lease agreement for office space in Nuremberg, Germany which commenced in November 2022. In June 2024, the Company entered into an early termination agreement to decrease the expiration from April 2027 to April 2025, resulting in an insignificant early termination fee. During the year ended December 31, 2024, impairment expense of $0.1 million was incurred and is recorded within sales, marketing, general and administrative expense on the consolidated statements of operations.

Additionally, in connection with the January 2023 acquisition of assets from Ibeo, the Company assumed three leases in Hamburg, Germany. Each lease was abandoned or expired in 2024, resulting in impairment expense of $0.1 million during the year ended December 31, 2024.

In December 2023, the Company entered into a lease agreement for office space in Hamburg, Germany which commenced in November 2024. The lease, which expires in October 2029, includes an option to extend the term for two three-year renewal periods.

The components of lease expense are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease expense	$2,701	$2,625	$1,501
Finance lease expense:
Amortization of leased assets	-	21	26
Interest on lease liabilities	-	-	2
Total finance lease expense	-	21	28
Total lease expense	$2,701	$2,646	$1,529

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,491	$2,500	$1,280
Operating cash flows from finance leases	-	-	2
Financing cash flows from finance leases	-	21	26

Supplemental balance sheet information related to leases is as follows:

	December 31,
(in thousands)	2024	2023
Operating leases
Operating lease right-of-use assets	$16,746	$13,758

Current portion of operating lease liabilities	2,682	2,323
Operating lease liabilities, net of current portion	15,954	12,714
Total operating lease liabilities	$18,636	$15,037

Finance leases
Property and equipment, at cost	$112	$112
Accumulated depreciation	(112)	(97)
Property and equipment, net	$-	$15

Weighted Average Remaining Lease Term
Operating leases	6.8 years	8.4 years

Weighted Average Discount Rate
Operating leases	4.9%	4.6%

As of December 31, 2024, maturities of lease liabilities are as follows:

(in thousands)	Operating
Years Ended December 31,	Leases
2025	2,974
2026	3,351
2027	3,316
2028	3,279
2029	3,115
Thereafter	5,716
Total minimum lease payments	21,751
Less: amount representing interest	(3,115)
Present value of capital lease liabilities	$18,636

11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. During the quarter ended December 31, 2024, the Company entered into an additional purchase commitment with the existing contract manufacturing partner of $1.8 million. Remaining future minimum payments of approximately $6.3 million are expected to be made by the Company through 2025 and 2026.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

12. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of December 31, 2024, the sale of 23.3 million shares for net proceeds of $34.7 million had been completed. As of December 31, 2024, approximately $113.6 million is available under this sales agreement, subject to authorized shares available for sale.

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

13. INCOME TAXES

Components of net loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

United States	$(97,893)	$(86,730)	$(53,091)
Foreign	1,485	5,034	-
Total	$(96,408)	$(81,696)	$(53,091)

Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Current
Federal	$-	$-	$-
State	-	-	-
International	581	2,061	-
Total Current Tax Expense	581	2,061	-

Deferred
Federal	-	-	-
State	-	-	-
International	(74)	(915)	-
Total Deferred Tax Expense	(74)	(915)	-

Total Tax Expense	$507	$1,146	$-

The percentage difference between the effective tax rate of the provision (benefit) for income taxes and the Federal statutory rate is as follows:

	Year Ended December 31,
	2024	2023	2022

Statutory rate	21.0%	21.0%	21.0%
Permanent Items and adjustments	0.0%	0.1%	0.0%
Compensation related	0.0%	(0.4)%	(0.5)%
Share-based compensation	(2.4)%	(1.7)%	(2.2)%
Net operating loss expiration	(6.2)%	(6.3)%	(9.0)%
Tax credits	1.0%	1.0%	1.5%
Change in valuation allowance	(11.0)%	(15.0)%	(10.8)%
Bargain Purchase gain	0.0%	0.9%	0.0%
Notes payable related	(2.7)%	0.0%	0.0%
Other	(0.2)%	(1.0)%	0.0%
Total	(0.5)%	(1.4)%	0.0%

Components of deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Reserves	$430	$632
Net operating loss carryforwards	104,575	97,254
R&D credit carryforwards	11,052	10,114
Depreciation/amortization deferred	29,618	26,079
Operating lease liabilities	5,099	3,878
Other	6,475	7,833
Total deferred tax assets	157,249	145,790
Deferred tax liabilities:
Operating lease right-of-use assets	(4,106)	(3,272)
Total deferred tax liabilities	(4,106)	(3,272)
Net valuation allowances	(152,935)	(142,376)
Deferred tax assets	$208	$142

As of December 31, 2024, a valuation allowance of $152.9 million was maintained for deferred tax assets which have been deemed not more likely than not to be realized.

As of December 31, 2024, the Company has net operating loss carryforwards of approximately $498.0 million for federal income tax reporting purposes. In addition, the Company has research and development tax credits of $11.1 million. During 2024, $28.2 million federal net operating losses and $0.2 million general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2025 to 2044, if not previously used.

Certain net operating losses arise from the deductibility for tax purposes of compensation under nonqualified stock options equal to the difference between the fair value of the stock on the date of exercise and the exercise price of the options. For financial reporting purposes, the tax effect of this deduction, when recognized, is accounted for as an income tax benefit.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of shareholders during any three-year period would result in limitations on the ability to use a portion of net operating loss carryforwards.

The Company had no unrecognized tax benefits as of December 31, 2024 or 2023.

Interest accrued and penalties related to unrecognized tax benefits are recognized in tax expense. During the years ended December 31, 2024, 2023 and 2022, no interest or penalties were recognized.

Income tax returns are filed in the U.S. federal jurisdiction, certain U.S. states, and in Germany. Due to the Company’s operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 2005 and onward. Tax years 2022 and forward remain open in Germany.

14. RESTRUCTURING CHARGES

In 2024, to better align the Company’s resources to support business needs, the Company reduced the global workforce by approximately 41%. The Company recognized approximately $6.0 million in restructuring and related reorganization charges during the year ended December 31, 2024, of which $5.4 million is recorded within research and development expense and $0.6 million within sales, marketing, general and administrative expense on the consolidated statements of operations. The charges were predominately related to employee severance and benefit costs. Consistent with the impairment analyses performed during 2024, the workforce reduction and restructuring included, among other things, impacts from the de-emphasis on the Company’s MOSAIK software business.

15. RETIREMENT SAVINGS PLAN

The Company maintains a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of the Board of Directors. During the years ended December 31, 2024, 2023 and 2022, contributions of $0.5 million, $0.5 million, and $0.4 million were made to the plan, respectively.

16. SUBSEQUENT EVENTS

On January 31, 2025, pursuant to terms of the Note (see Note 7. Notes Payable and Derivative Liability), the Holder elected to immediately convert $1.8 million of outstanding principal into 2,345,068 shares of the Company’s common stock.

On February 3, 2025, the Company entered into a Letter Agreement with the Holder related to the Note. As a result of the Letter Agreement, the Holder agreed to convert a total of $8.8 million of outstanding principal (“remaining Initial Outstanding Principal”) into shares of the Company’s common stock. First, on February 4, 2025, the Holder converted $2.8 million of outstanding principal into 3,685,106 shares of common stock pursuant to terms of the Note. Second, on February 20, 2025, the Holder converted $2.0 million of outstanding principal into 2,680,077 shares of common stock pursuant to terms of the Note. Last, on February 21, 2025, the Holder converted $4.0 million of outstanding principal into 5,360,154 shares of common stock pursuant to terms of the Note, thereby converting the entirety of the remaining Initial Outstanding Principal.

Additionally, as a result of the Letter Agreement, the Holder agreed to defer $11.6 million of principal repayments to 7 monthly payments of $1.7 million beginning on September 1, 2025 and concluding on March 1, 2026. As of the date of these financial statements are available to be issued, maturities of partial repayments as a result of the Letter Agreement are as follows:

(in thousands)
Years Ended December 31,	Maturities
2025	$22,000
2026	14,025
Total partial repayments	$36,025

On February 3, 2025, the Company entered into a new Securities Purchase Agreement (the “2025 Purchase Agreement”) with the Holder. In exchange for $8.0 million, the Holder agreed to purchase up to 5,750,225 shares of common stock and warrants to purchase up to 5,750,225 shares of common stock at an exercise price of $1.57 per share. On February 4, 2025, the 2025 Purchase Agreement closed for net proceeds of approximately $7.8 million, inclusive of initial fees and expenses related to the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2024, 2023 and 2022.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period ended December 31, 2024 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption “Proposal One – Election of Directors” and “Board of Directors & Governance Matters” in our 2025 Proxy Statement and is incorporated herein by reference. Our 2025 Proxy Statement will be filed with the SEC prior to our 2025 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation for 2024” in our 2025 Proxy Statement and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2024, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

	Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of		further issuance under
	securities to be issued upon	Weighted-	equity compensation
	exercise of outstanding	average exercise price of	plans (excluding
	options, warrants	outstanding options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders			2,121
Options to purchase common stock	666	$1.43
Restricted stock units and performance stock units	12,013	-
Equity compensation plans not approved by shareholders	-	-	-
Total	12,679		2,121

The other information required by this Item 12 of Form 10-K will be included under the caption “Information about MicroVision Common Stock” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions “Certain Relationships and Related Transactions” and “Board of Directors & Governance Matters” in our 2025 Proxy Statement and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption “Independent Registered Public Accounting Firm” in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2024 and 2023

●	Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022

●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022

●	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.

Valuation and Qualifying Accounts and Reserves Schedule

(In thousands)

		Additions
Year Ended December 31,	Balance at beginning of fiscal period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of fiscal period
2022
Tax valuation allowance	$124,380	$5,745	$-	$-	$130,125

2023
Tax valuation allowance	$130,125	$12,252	$-	$-	$142,377

2024
Tax valuation allowance	$142,377	10,558	$-	$-	$152,935

All other schedules are omitted because they are not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated December 1, 2022, by and between Ibeo Automotive Systems GmbH and MicroVision GmbH(14)
2.2	Amendment Agreement, dated January 31, 2023, to the Asset Purchase Agreement, dated December 1, 2022, by and between Ibeo Automotive Systems GmbH and MicroVision GmbH(14)
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended(2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc(4)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018(6)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated October 8, 2020(8)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated May, 18, 2023(7)
3.6	Amended and Restated Bylaws of MicroVision, Inc(5)
4.1	Form of Specimen Stock Certificate for Common Stock(1)
4.2	Description of Common Stock(9)
4.3	Form of Senior Secured Convertible Note(19)
10.1	2022 MicroVision, Inc. Incentive Plan(13)*
10.2	Lease Agreement Concerning Office Premises between Victoria Immo Properties I S.à r.l., dated December 15, 2023 (covering approximately 60,000 square feet)(20)
10.3	Key Executive Severance and Change in Control Plan(3)*
10.4	Employment Agreement between MicroVision, Inc. and Sumit Sharma dated April 8, 2021(11)
10.5	At-the-Market Issuance Sales Agreement, dated August 29, 2023, by and between the Company and Craig-Hallum Capital Group LLC(10)
10.6	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 16,681 square feet)(12)
10.7	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 36,062 square feet)(12)
10.8	Form of Performance-Based Restricted Stock Unit Agreement(13)*
10.9	Form of Restricted Stock Unit Agreement(15)*
10.10	At-the-Market Issuance Sales Agreement, dated June 16,2023, by and between the Company and Craig-Hallum Capital Group LLC(16)
10.11	2024 Executive Bonus Plan(3)
10.12	At-the-Market Issuance Sales Agreement, dated March 5, 2024, by and among the Company and various banks(17)
10.13	2024 CEO Agreement(18)*
10.14	Securities Purchase Agreement(19)
19.1	MicroVision Statement of Policy on Insider Trading and Pre-Clearance Procedures
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – Moss Adams LLP
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2

Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97.1	Policy on Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2024.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 14, 2023.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 Registration Statement, Registration No. 333-222857.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 19, 2023.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2020.
(9)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2023.
(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2021.
(12)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
(13)	Incorporated by reference to the Company’s Form S-8 filed on June 8, 2022.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.
(15)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2023.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2025.
(18)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2024.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2024.
(20)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2023.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: March 26, 2025	By	/s/ Sumit Sharma
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 26, 2025.

Signature	Title
/s/ Sumit Sharma	Chief Executive Officer and Director
Sumit Sharma	(Principal Executive Officer)

/s/ Anubhav Verma	Chief Financial Officer
Anubhav Verma	(Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Biddiscombe	Director
Simon Biddiscombe

/s/ Robert P. Carlile	Director
Robert P. Carlile

/s/ Jeffrey Herbst	Director
Jeffrey Herbst

/s/ Peter Schabert	Director
Peter Schabert

/s/ Jada Smith	Director
Jada Smith

/s/ Mark Spitzer	Director
Mark Spitzer

