Form 10-Q
period 2025-03-31
MICROVISION, INC.
filed 2025-05-12
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2025 was 249,261,553.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$51,918	$54,486
Investment securities, available-for-sale	17,126	20,216
Restricted cash, current	70	261
Accounts receivable, net of allowances	252	926
Inventory	2,534	2,294
Other current assets	7,100	4,287
Total current assets	79,000	82,470

Property and equipment, net	6,816	7,061
Operating lease right-of-use assets	16,306	16,746
Restricted cash, net of current portion	1,537	1,500
Intangible assets, net	10,739	10,972
Other assets	2,345	2,412
Total assets	$116,743	$121,161

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,268	$1,132
Accrued liabilities	2,194	2,542
Contract liabilities	314	308
Derivative liability	4,867	14,581
Notes payable, current	30,107	24,248
Operating lease liabilities, current	2,979	2,682
Finance lease liabilities, current	9	-
Other current liabilities	116	458
Total current liabilities	41,854	45,951

Notes payable, net of current portion	-	8,754
Warrant liability	4,536	-
Operating lease liabilities, net of current portion	15,436	15,954
Finance lease liabilities, net of current portion	25	-
Other long-term liabilities	1,688	1,733
Total liabilities	63,539	72,392

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding	-	-
Common stock, par value $0.001; 310,000 shares authorized; 245,440 and 224,993 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	245	225
Additional paid-in capital	943,900	910,825
Accumulated other comprehensive income	119	-
Accumulated deficit	(891,060)	(862,281)
Total shareholders’ equity	53,204	48,769
Total liabilities and shareholders’ equity	$116,743	$121,161

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$589	$956

Cost of revenue	550	1,277

Gross profit (loss)	39	(321)

Research and development expense	7,403	17,311
Sales, marketing, general and administrative expense	6,676	9,078
Total operating expenses	14,079	26,389

Loss from operations	(14,040)	(26,710)

Interest expense	(12,903)	(18)
Unrealized gain on derivative liability	842	-
Unrealized gain on warrant liability	1,761	-
Realized loss on debt extinguishment	(4,654)	-
Other income	288	649

Net loss before taxes	(28,706)	(26,079)

Income tax expense	(73)	(234)

Net loss	$(28,779)	$(26,313)

Net loss per share - basic and diluted	$(0.12)	$(0.13)

Weighted-average shares outstanding - basic and diluted	235,933	196,748

The accompanying notes are an integral part of these financial statements.

4

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(28,779)	$(26,313)

Other comprehensive loss
Unrealized loss on investment securities, available for sale	(19)	(34)
Unrealized gain (loss) on translation	138	(19)
Comprehensive loss	$(28,660)	$(26,366)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	other		Total
		Par	paid-in	comprehensive	Accumulated	shareholders’
	Shares	value	capital	income (loss)	deficit	equity
Balance at January 1, 2024	194,736	$195	$860,765	$210	$(765,366)	$95,804
Share-based compensation expense	628	1	3,742	-	-	3,743
Exercise of options	84	-	62	-	-	62
Sales of common stock, net	10,426	10	20,550	-	-	20,560
Net loss	-	-	-	-	(26,313)	(26,313)
Other comprehensive loss	-	-	-	(53)	-	(53)
Balance at March 31, 2024	205,874	$206	$885,119	$157	$(791,679)	$93,803

Balance at January 1, 2025	224,993	$225	$910,825	$-	$(862,281)	$48,769
Share-based compensation expense	464	-	1,921	-	-	1,921
Sales of common stock, net and warrants	5,913	6	9,188	-	-	9,194
Conversions of notes payable	14,070	14	21,966	-	-	21,980
Net loss	-	-	-	-	(28,779)	(28,779)
Other comprehensive income	-	-	-	119	-	119
Balance at March 31, 2025	245,440	$245	$943,900	$119	$(891,060)	$53,204

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(28,779)	$(26,313)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,408	1,800
Impairment of property and equipment	-	13
Unrealized gain on derivative liability	(842)	-
Unrealized gain on warrant liability	(1,761)	-
Loss on debt extinguishment	4,654	-
Inventory write-downs	-	9
Non-cash interest expense	7,325	-
Amortization of debt discount and issuance costs on notes payable	5,559	-
Share-based compensation expense	1,921	3,743
Net accretion of premium on short-term investments	(118)	(288)

Change in:
Accounts receivable	674	(172)
Inventory	(228)	102
Other current and non-current assets	(2,713)	992
Accounts payable	95	(527)
Accrued liabilities	(348)	1,331
Contract liabilities and other current liabilities	(342)	(480)
Operating lease liabilities	(556)	(639)
Other long-term liabilities	(47)	(330)
Net cash used in operating activities	(14,098)	(20,759)

Cash flows from investing activities
Sales of investment securities	13,522	7,900
Purchases of investment securities	(10,333)	(7,805)
Purchases of property and equipment	(99)	(114)
Cash paid for Ibeo business combination	-	(3,263)
Net cash provided by (used in) investing activities	3,090	(3,282)

Cash flows from financing activities
Principal payments under finance leases	(2)	-
Proceeds from stock option exercises	-	62
Net proceeds from issuance of common stock and warrants	8,207	20,956
Net cash provided by financing activities	8,205	21,018

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	81	(31)

Change in cash, cash equivalents, and restricted cash	(2,722)	(3,054)
Cash, cash equivalents, and restricted cash at beginning of period	56,247	49,391
Cash, cash equivalents, and restricted cash at end of period	$53,525	$46,337

Supplemental schedule of non-cash investing and financing activities
Common stock issued in conversions of notes payable	$21,980	$-
Issuance of warrants	$6,297	-
Acquisition of right-of-use asset	$(107)	-
Non-cash additions to property and equipment	$-	$21
Accrued liability for Ibeo business combination	$-	$2,969
Accrued financing fees	$41	$396
Foreign currency translation adjustment	$138	$(19)
Unrealized gain (loss) in investment securities, available-for-sale	$(19)	$(34)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2025 and March 31, 2024:

	March 31,	March 31,
	2025	2024
Cash and cash equivalents	$51,918	$44,298
Restricted cash, current	70	71
Restricted cash, net of current portion	1,537	1,968
Cash, cash equivalents, and restricted cash	$53,525	$46,337

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

As of March 31, 2025, the Company had total liquidity of $69.0 million including $51.9 million in cash and cash equivalents and $17.1 million in short-term investment securities. In addition, the Company has approximately $113.4 million availability under its current at-the-market (“ATM”) facility as of March 31, 2025, subject to certain market conditions, such as trading prices and volumes. On October 23, 2024, the Company issued $45.0 million in senior secured convertible notes for gross proceeds of $41.4 million and has a remaining commitment pursuant to the convertible note facility of $30.0 million, subject to certain limitations, including sufficient authorized capital (see Note 6. Notes Payable and Derivative Liability). On February 4, 2025, the Company sold shares of common stock and warrants to purchase common stock for net proceeds of approximately $7.8 million (see Note 7. Warrant Liability). Based on the current operating plan, the Company anticipates having sufficient cash and cash equivalents to fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024. The information as of December 31, 2024 included in the condensed consolidated balance sheets was derived from those audited financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial information for the interim periods presented. The unaudited condensed consolidated results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts therein. The most significant estimates and assumptions relate to valuations of intangibles, derivatives, and warrants, revenue recognition, inventory valuation, valuation of share-based payments, income taxes, depreciable lives assessment and related disclosure of contingent assets and liabilities. Due to the inherent uncertainty involved, actual results reported in future periods could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of March 31, 2025, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the three months ended March 31, 2025, a leading manufacturer of agricultural equipment and an automotive supplier accounted for $0.5 million and $0.1 million of total revenue, respectively, representing 80% and 14% of total revenue, respectively. For the same period in 2024, a major global commercial trucking OEM accounted for $0.5 million in revenue, representing 52% of total revenue, and a leading manufacturer of agricultural equipment accounted for $0.3 million in revenue, representing 33% of total revenue.

As of March 31, 2025, accounts receivable related to these customers accounted for 41% of total accounts receivable, net of allowances on the condensed consolidated balance sheets. Also as of March 31, 2025, the Company’s contract liability with one customer accounted for 55% of total accounts receivable, net of allowances.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, Compensation: Stock Compensation (Topic 718). The amendments in this ASU clarify existing guidance related to profits interest and similar awards. ASU 2024-01 was adopted by the Company beginning January 1, 2025. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The ASU is not expected to have a material impact on the Company’s financial statements or disclosures.

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss available for common shareholders - basic and diluted	$(28,779)	$(26,313)

Denominator:
Weighted-average common shares outstanding - basic and diluted	235,933	196,748

Net loss per share - basic and diluted	$(0.12)	$(0.13)

For the three months ended March 31, 2025 and 2024, we excluded the following securities from net loss per share as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 0.7 million and 0.7 million shares of common stock, respectively, and 12.4 million and 9.2 million nonvested restricted stock units, respectively; 20.5 million and 0.0 million shares of common stock that may be issued through conversion of the derivative liability, respectively (see Note 6. Notes Payable and Derivative Liability); and 5.8 million and 0.0 million shares of common stock that may be issued through the exercise of warrants, respectively (see Note 7. Warrant Liability).

4. REVENUE RECOGNITION

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$504	$85	$-	$589
Total	$504	$85	$-	$589

	Three Months Ended March 31, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products transferred at a point in time	$856	$47	$53	$956
Total	$856	$47	$53	$956

Contract Balances

Under Topic 606, the Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Unconditional rights to consideration are included within accounts receivable, net of allowances in the condensed consolidated balance sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	March 31,	December 31,
	2025	2024	$ Change	% Change
Contract assets	$252	$926	$(674)	(72.8)
Contract liabilities	(314)	(308)	(6)	1.9
Net contract assets (liabilities)	$(62)	$618	$(680)	(110.0)

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of March 31, 2025.

Transaction Price Allocated to the Remaining Performance Obligations

The remaining balance of the contract liabilities was approximately $0.3 million as of March 31, 2025. The Company expects to recognize 100% of this revenue over the next 12 months.

5. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE AND FAIR VALUE MEASUREMENTS

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of March 31, 2025 and December 31, 2024 (in thousands). These tables do not include cash held in money market savings accounts.

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$11,906	$-	$11,906
U.S. Treasury securities	-	5,220	-	5,220
	$-	$17,126	$-	$17,126

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Corporate debt securities	$-	$14,001	$-	$14,001
U.S. Treasury securities	-	6,215	-	6,215
	$-	$20,216	$-	$20,216

Short-term investments are summarized below as of March 31, 2025 and December 31, 2024 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of March 31, 2025
Assets
Corporate debt securities	$11,902	$5	$(1)	$11,906
U.S. Treasury securities	5,217	3	-	5,220
	$17,119	$8	$(1)	$17,126

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2024
Assets
Corporate debt securities	$13,984	$18	$-	$14,002
U.S. Treasury securities	6,206	8	-	6,214
	$20,190	$26	$-	$20,216

The maturities of the investment securities, available-for-sale as of March 31, 2025 and December 31, 2024 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2025
Maturity date
Less than one year	$17,119	$8	$(1)	$17,126
	$17,119			$17,126

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2024
Maturity date
Less than one year	$20,190	$26	$-	$20,216
	$20,190			$20,216

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2025 and December 31, 2024 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of March 31, 2025
Corporate debt securities	$2,587	$(1)	$-	$-	$2,587	$(1)
U.S. Treasury securities	1,981	-	-	-	1,981	-
	$4,568	$(1)	$-	$-	$4,568	$(1)

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2024
Corporate debt securities	$1,245	$-	$-	$-	$1,245	$-
U.S. Treasury securities	-	-	-	-	-	-
	$1,245	$-	$-	$-	$1,245	$-

6. NOTES PAYABLE AND DERIVATIVE LIABILITY

Background

On October 14, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes (the “Note”) with an institutional investor (the “Holder”). The principal amount for the initial note is $45.0 million (the “Initial Principal Amount”), with an option for the Company to issue additional principal in the amount of $30.0 million (the “Additional Principal Amount” and, together with the Initial Principal Amount, the “Principal Amount”) of convertible notes to the Holder, subject to certain limitations. On October 23, 2024, the Purchase Agreement closed and the Note was issued for net proceeds of approximately $38.1 million, inclusive of all discounts, fees, and expenses related to the transaction.

On December 30, 2024, pursuant to the terms of the Note, the Holder elected to convert $1.8 million of outstanding principal into 2,345,068 shares of the Company’s common stock.

On February 3, 2025, the Company entered into a Letter Agreement with the Holder related to the Note. As a result of the Letter Agreement, the Holder elected to early convert $8.8 million of outstanding principal into 11,725,337 shares of the Company’s common stock. Additionally, as a result of the Letter Agreement, the Holder agreed to defer $11.6 million of principal repayments to seven monthly payments of $1.7 million beginning on September 1, 2025 and concluding on March 1, 2026. The Letter Agreement represents a modification requiring extinguishment accounting in accordance with ASC 470. As a result of the modification, a realized loss on debt modification of $4.7 million and interest expense of $2.1 million were recorded on the condensed consolidated statement of operations.

Components

The Note is a convertible debt instrument with multiple redemption, conversion, and put features. Certain features qualify as embedded derivatives requiring bifurcation. Therefore, the bifurcated features are accounted for separately as a compound embedded derivative in accordance with ASC 815, “Derivatives and Hedging” and are included in the derivative liability on the condensed consolidated balance sheets. The host contract, which represents the Note excluding the derivative liability, is accounted for as non-convertible debt under ASC 470, “Debt” and is included in notes payable, current and notes payable, net of current portion on the condensed consolidated balance sheets.

Notes Payable

Subsequent to the modification, the host contract is recorded at the total amount repayable at maturity of $36.0 million, less any unamortized debt discount. The debt discount is equal to the amount repayable at maturity, net of the initial fair value of the bifurcated derivative liability. There were no material qualifying debt issuance costs resulting from the modification.

Supplemental balance sheet information is as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Amount repayable at maturity	$36,025	$47,575
Unamortized debt discount	(5,918)	(12,021)
Unamortized issuance costs	-	(2,552)
Net carrying amount	30,107	33,002

Interest expense related to the amortization of the debt discount and issuance costs was $3.5 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively. Total interest expense of $12.9 million for the three months ended March 31, 2025 is comprised of the following components:

March 31,
(in thousands)	2025
Amortization of debt discount and issuance costs	$3,502
Interest expense from modification of notes payable	2,057
Discount on warrants (see Note 7. Warrant Liability)	7,325
Other	19
Total interest expense	$12,903

The monthly effective interest rate implicit in the Note as of March 31, 2025 under the interest method was 2.34%.

Maturities of partial repayments, if elected by the Holder, are as follows:

(in thousands) Years Ended December 31,	Maturities
2025 (remainder)	$22,000
2026	14,025
Total partial repayments	$36,025

Derivative Liability

As a result of the modification, one embedded feature previously accounted for within the derivative liability no longer required bifurcation and was recombined with the host contract at a fair value of $0.2 million. Subsequent to the modification, the derivative liability was initially recorded at its fair value of $7.2 million as of the modification date of February 3, 2025. The derivative liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of derivatives not designated as hedging instruments are as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Derivative liability	$4,867	$14,581
Total	$4,867	$14,581

Unrealized gains and losses associated with derivatives not designated as hedging instruments are as follows:

	March 31,	March 31,
(in thousands)	2025	2024
Unrealized gain on derivative liability	$842	$-
Total	$842	$-

Fair Value Measurements

The fair value of the derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2025 and December 31, 2024 (in thousands). See Note 5. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of March 31, 2025	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$4,867
Total	$-	$-	$4,867

As of December 31, 2024	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$14,581
Total	$-	$-	$14,581

The table below lists the inputs and assumptions for the Company’s valuations as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Expected term (years)	1.5	1.75
Risk-free interest rate	3.92%	4.18%
Dividend yield	0%	0%
Volatility	82.36%	78.02%
Discount rate	50.0%	50.0%

7. WARRANT LIABILITY

On February 3, 2025, the Company entered into a new Securities Purchase Agreement (the “2025 Purchase Agreement”) with an institutional investor. In exchange for $8.0 million, the Holder agreed to purchase 5,750,225 shares of common stock (the “closing shares”) and warrants to purchase up to 5,750,225 shares of common stock at an exercise price of $1.57 per share (the “warrants”). On February 4, 2025, the 2025 Purchase Agreement closed for net proceeds of approximately $7.8 million, inclusive of all fees and expenses related to the transaction. The warrants are exercisable beginning August 4, 2025 and expire on August 4, 2030.

The warrants are accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity. Both the closing shares and the warrants are initially recorded at their fair values of $9.0 million and $6.3 million, respectively. The warrant liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of warrants are as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Warrant liability	$4,536	$-
Total	$4,536	$-

Unrealized gains and losses associated with warrants are as follows:

	March 31,	March 31,
(in thousands)	2025	2024
Unrealized gain on warrant liability	$1,761	$-
Total	$1,761	$-

Interest expense of $7.3 million representing the discount on the transaction was recorded on the condensed consolidated financial statements for the three months ended March 31, 2025.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2025 and December 31, 2024 (in thousands). See Note 5. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of March 31, 2025	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$4,536
Total	$-	$-	$4,536

As of December 31, 2024	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$-
Total	$-	$-	$-

The fair value of the warrants is measured using the Black-Scholes option pricing model as of the measurement dates. The table below lists the inputs and assumptions for the Company’s valuations as of March 31, 2025 and upon initial measurement as of February 4, 2025:

	March 31,	February 4,
	2025	2025
Expected term (years)	5.3	5.5
Risk-free interest rate	3.98%	4.34%
Dividend yield	0%	0%
Volatility	78.07%	80.14%

8. FINANCIAL STATEMENT COMPONENTS

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$1,823	$1,616
Finished goods	711	678
	$2,534	$2,294

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Production equipment	$6,140	$6,140
Leasehold improvements	3,959	3,957
Computer hardware and software/lab equipment	12,244	12,211
Office furniture and equipment	5,191	4,973
	27,534	27,281
Less: Accumulated depreciation	(20,718)	(20,220)
	$6,816	$7,061

Depreciation expense was $0.4 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

Intangible Assets

The components of intangible assets were as follows (in thousands):

	Gross		Accumulated	Net	Weighted Average
	Carrying	Accumulated	Impairment	Carrying	Remaining
As of March 31, 2025	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$20,172	5,252	4,181	10,739	13
Total	$20,172	$5,252	$4,181	$10,739

	Gross		Accumulated	Net	Weighted Average
	Carrying	Accumulated	Impairment	Carrying	Remaining
As of December 31, 2024	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$20,172	$5,019	$4,181	$10,972	13
Total	$20,172	$5,019	$4,181	$10,972

Amortization expense was $0.2 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively.

The following table outlines our estimated future amortization expense related to intangible assets held as of March 31, 2025 by line item on the condensed consolidated statement of operations (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2025 (remainder of the year)	$652	$36	$688
2026	869	28	897
2027	829	2	831
2028	825	-	825
2029	825	-	825
Thereafter	6,673	-	6,673
Total	$10,673	$66	$10,739

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

The following table summarizes the amount of share-based compensation expense by line item on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
Share-based compensation expense	2025	2024
Research and development expense	$508	$1,344
Sales, marketing, general and administrative expense	1,413	2,399
	$1,921	$3,743

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2025 (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2025	666	$1.43	3.3	$160

Exercisable as of March 31, 2025	666	$1.43	3.3	$160

As of March 31, 2025, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the three months ended March 31, 2025 (in thousands, except per share data):

		Weighted-average
	Shares	price
Unvested as of December 31, 2024[1]	12,913	$1.53
Granted	262	1.25
Vested	(439)	1.38
Forfeited	(294)	2.28
Unvested as of March 31, 2025	12,442	$1.51

[1]The number of unvested RSUs and PSUs and the weighted-average price as of December 31, 2024 reported in this Note has been adjusted to 12,913 from 12,013 and to $1.53 from $1.51, respectively, as reported in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, due to the correction of an administrative error. The correction resulted in no change to the previously issued financial statements and the Company deems the administrative error not material from a quantitative or qualitative perspective.

During the three months ended March 31, 2025, the Company granted 262,000 shares to non-executive employees. These shares were valued based on the closing price of our common stock on the dates of grant and vest immediately.

As of March 31, 2025, unrecognized share-based compensation related to RSUs was $5.5 million, which will be expensed over the next 1.8 years. Unrecognized share-based compensation related to executive PSUs was $1.8 million, which will be expensed over the next 0.8 years. Unrecognized share-based compensation related to the non-executive PSUs was $0.2 million, which will be expensed over the next 0.3 years.

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

In September 2021, the Company entered into a lease agreement for office space in Redmond, Washington which commenced in December 2022. In addition to base rent, the Company will pay additional rent comprised of a proportionate share of any operating expenses, real estate taxes, and management fees. The lease, which expires in December 2032, contains an option to extend the term for one ten-year renewal period. Subsequent to the date of these financial statements, on April 21, 2025, the Company signed an agreement with a third party to sublease a portion of this office space. The sublease, which is expected to commence on July 1, 2025, provides monthly rent of $0.1 million. The sublease expires on April 1, 2030 and contains one 32-month extension option.

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

The components of lease expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Operating lease expense	$859	$665
Finance lease expense:
Amortization of leased assets	2	-
Interest on lease liabilities	1	-
Total finance lease expense	3	-
Total lease expense	$862	$665

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$554	$639
Operating cash flows from finance leases	2	-

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Operating leases
Operating lease right-of-use assets	$16,306	$16,746

Current portion of operating lease liabilities	2,979	2,682
Operating lease liabilities, net of current portion	15,436	15,954
Total operating lease liabilities	$18,415	$18,636

Finance leases
Property and equipment, at cost	$145	$112
Accumulated depreciation	(115)	(112)
Property and equipment, net	$30	$-

Weighted Average Remaining Lease Term
Operating leases	6.5 years	6.8 years
Finance leases	3.9 years	n/a

Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Finance leases	5.5%	n/a

As of March 31, 2025, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	Leases	Leases
2025 (remainder of the year)	$2,812	$10
2026	3,333	10
2027	3,335	9
2028	3,326	5
2029	2,809	3
Thereafter	5,716	-
Total minimum lease payments	21,331	37
Less: amount representing interest	(2,916)	(3)
Present value of lease liabilities	$18,415	$34

11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. During the quarter ended December 31, 2024, the Company entered into an additional purchase commitment with the existing contract manufacturing partner of $1.8 million. Remaining future minimum payments of approximately $2.6 million are expected to be made by the Company through the remainder of 2025 and 2026.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

12. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of March 31, 2025, the sale of 23.5 million shares for net proceeds of $35.0 million had been completed. As of March 31, 2025, approximately $113.4 million is available under this sales agreement, subject to authorized shares available for sale.

13. INCOME TAXES

The Company recognized income tax expense of $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company continues to have no unrecognized tax positions.

14. RESTRUCTURING CHARGES

In the first quarter of 2024, to better align the Company’s resources to support business needs, the Company reduced the global workforce by approximately 18%. The Company recognized approximately $2.5 million in restructuring and related reorganization charges during the three months ended March 31, 2024, which is recorded within research and development expense and sales, marketing, general and administrative expense on the condensed consolidated statements of operations. The charges were predominately related to employee severance and benefit costs. There were no restructuring charges during the three months ended March 31, 2025.

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

To date, we have been unable to secure customers at the scale needed to successfully launch our products. We have incurred significant losses since inception and we expect to continue to incur significant losses in the near term. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. In October 2024, we entered into a securities purchase agreement with an institutional investor for the sale of up to $75.0 million in senior secured convertible notes. See Part I, Item 1, Note 6. Notes Payable and Derivative Liability. In February 2025, we entered into another securities purchase agreement with the same institutional investor for the issuance and sale of $8.0 million in shares of common stock, plus warrants to purchase additional shares of common stock for approximately $9.0 million. See Part I, Item 1, Note 7. Warrant Liability.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the consumer display and 3D sensing industries, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Revenue

(in thousands)	2025	2024	$ change	% change
Three Months Ended March 31,	$589	$956	$(367)	(38.4)

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

The decrease in revenue for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to shipments of MOVIA L sensors to Daimler Truck North America and affiliates in the first quarter of 2024 as part of their RFQ evaluation process.

Cost of revenue

(in thousands)	2025	% of Revenue	2024	% of Revenue	$ change	% change
Three Months Ended March 31,	$550	93.4	$1,277	133.6	$(727)	(56.9)

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The decrease in cost of revenue for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to decreased revenue and the revenue mix.

Research and development expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended March 31,	$7,403	$17,311	$(9,908)	(57.2)

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

The decrease in research and development expense during the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to lower salary and benefits expense of $5.6 million, lower restructuring charges of $2.4 million, lower purchased services of $1.2 million, and lower direct materials and equipment costs of $0.4 million.

Sales, marketing, general and administrative expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended March 31,	$6,676	$9,078	$(2,402)	(26.5)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to lower salary and benefits expense of approximately $2.2 million, lower trade show expense of $0.4 million, and lower restructuring charges of $0.1 million. These decreases were partially offset by higher building costs of $0.2 million.

Interest expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended March 31,	$(12,903)	$(18)	$(12,885)	71,583.3

The increase in interest expense during the three months ended March 31, 2025 compared to the same period in 2024 relates to $7.3 million of non-cash interest expense representing the discount on the 2025 Purchase Agreement for warrants and shares of common stock (see Part I, Item 1, Note 7. Warrant Liability), $3.5 million of non-cash interest expense related to amortization of the debt discount and issuance costs on notes payable, and $2.1 million of non-cash interest expense related to the modification of notes payable (see Part I, Item 1, Note 6. Notes Payable and Derivative Liability).

Unrealized gain on derivative liability

(in thousands)	2025	2024	$ change	% change
Three Months Ended March 31,	$842	$-	$842	-

Unrealized gain on derivative liability reflects the revaluation of our derivative liability associated with notes payable as of March 31, 2025. Due to the decrease in the fair value of the derivative liability as of March 31, 2025, we recognized an unrealized gain. See Part I, Item 1, Note 6. Notes Payable and Derivative Liability for additional discussion.

Unrealized gain on warrant liability

(in thousands)	2025	2024	$ change	% change
Three Months Ended March 31,	$1,761	$-	$1,761	-

Unrealized gain on warrant liability reflects the revaluation of our warrant liability as of March 31, 2025. Due to the decrease in the fair value of the warrant liability as of March 31, 2025, we recognized an unrealized gain. See Part I, Item 1, Note 7. Warrant Liability for additional discussion.

Realized loss on debt extinguishment

(in thousands)	2025	2024	$ change	% change
Three Months Ended March 31,	$(4,654)	$-	$(4,654)	-

As a result of the debt modification during the three months ended March 31, 2025, we recognized a loss on extinguishment of notes payable. See Part I, Item 1, Note 6. Notes Payable and Derivative Liability for additional discussion.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of March 31, 2025, we had $51.9 million in cash and cash equivalents and $17.1 million in short-term investment securities. We also have approximately $113.4 million availability left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024, although sales under the ATM facility require sufficient authorized capital. In addition, we have a remaining commitment pursuant to the convertible note facility of $30.0 million, subject to certain limitations. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $14.1 million during the three months ended March 31, 2025 compared to cash used in operating activities of $20.8 million during the same period in 2024. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as interest expense, share-based compensation, depreciation and amortization charges, unrealized gains and losses, and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to decreased operating expenses related to personnel. We expect to make minimum payments to our contract manufacturing partner in connection with the production of MOVIA sensor inventory of approximately $2.6 million during the remainder of 2025 and 2026 in line with agreed-upon deliveries.

Investing activities

During the three months ended March 31, 2025, net cash provided by investing activities was $3.1 million compared to net cash used in investing activities of $3.3 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, we purchased short-term investment securities totaling $10.3 million and sold short-term investment securities totaling $13.5 million. During the three months ended March 31, 2024, we purchased short-term investment securities totaling $7.8 million and sold short-term investment securities totaling $7.9 million. Purchases of property and equipment during the three months ended March 31, 2025 and 2024 were $0.1 million. During the three months ended March 31, 2024, we made payments totaling $3.3 million related to the acquisition of Ibeo assets.

Financing activities

Cash provided by financing activities totaled $8.2 million during the three months ended March 31, 2025, compared to net cash provided by financing activities of $21.0 million during the same period of 2024. Proceeds received from stock option exercises totaled $0.1 million during the three months ended March 31, 2024. Net proceeds from issuance of common stock and warrants were $8.2 million during the three months ended March 31, 2025 compared to $21.0 million during the three months ended March 31, 2024.

The following is a list of our financing activities during 2025 and 2024.

●	In February 2025, we entered into a securities purchase agreement for the purchase of 5,750,225 shares of our common stock and warrants to purchase 5,750,225 shares of our common stock for $1.57 per share. We received proceeds, net of all costs, of $7.8 million.
●	In October 2024, we entered into a securities purchase agreement for the purchase of senior secured convertible notes with an institutional investor. The principal amount for the initial note is $45.0 million, with an option for us to issue additional principal in the amount of $30.0 million of convertible notes to the holder, subject to certain limitations. We received proceeds, net of all costs, of $38.1 million.
●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of March 31, 2025, we completed sales under such sales agreement of 23.5 million shares for net proceeds of $35.0 million. As of March 31, 2025, we have approximately $113.4 million available under this sales agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2025, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures. In the current macroeconomic environment, interests rate changes are unpredictable and inflationary pressures uncertain.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of March 31, 2025, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of March 31, 2025, are as follows (in thousands):

(in thousands)	Amount	Percent
Cash and cash equivalents	$51,918	75.2%
Less than one year	17,126	24.8%
	$69,044	100.0%

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

U.S. policy changes and uncertainty about such changes may increase market volatility and currency exchange rate fluctuations. Given the relative significance of our European operations, unfavorable fluctuations in relevant exchange rates will negatively impact our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of March 31, 2025, we had an accumulated deficit of $891.1 million.
●	We incurred net losses of $862.3 million from inception through 2024, and a net loss of $28.8 million during the three months ended March 31, 2025.

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

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products at scale. In light of these factors, we expect to continue to incur significant losses and negative cash flow through the remainder of 2025 and the foreseeable future. There is significant risk that we will not achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations at the level necessary to implement our business plan. Raising additional capital will dilute the value of current shareholders’ investment in us. Additionally, we may be unable to raise capital at the level we expect or on terms acceptable to us.

Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We will, however, require additional capital to fund our operating plan past that time. We will seek to obtain additional capital through development revenue, product sales, licensing activities, and/or through the issuance of equity or debt securities. There can be no assurance that any such efforts to obtain additional capital would be successful.

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

Additional capital may not be available to us or, if available, may not be available at a level or on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders’ investment in us. Moreover, raising capital through the sale of our equity securities is dependent upon the availability of the requisite shares of authorized stock, which is driven by the market price of our stock and the approval of our stockholders. As of March 31, 2025, we had approximately 23.0 million authorized shares of common stock available for issuance. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Risks Related to our Financial Statements and Results

Our revenue is generated from a small number of customers, and as we have experienced recently and in the past, losing a significant customer negatively impacts our revenue.

For the three months ended March 31, 2025, a leading manufacturer of agricultural equipment accounted for $0.5 million in revenue and an automotive supplier accounted for $0.1 million in revenue, representing 80% and 14% of our total revenue, respectively. For the three months ended March 31, 2024, a major global commercial trucking OEM accounted for $0.5 million in revenue and a leading manufacturer of agricultural equipment accounted for $0.3 million in revenue, representing 52% and 33% of our total revenue, respectively. Our revenue has been negatively effected by the loss of certain of these customers and could continue to be if not replaced with new, materially equivalent customer wins.

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

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending May 5, 2025, our common stock has traded at a low of $0.80 and a high of $1.95. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the three months ended March 31, 2025, we incurred a loss per share of $0.12.

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

On May 5, 2025, the closing price of our common stock was $1.11 per share.

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

At various times in our history, including currently and in the recent past, general worldwide economic conditions have experienced downturns due to slower economic activity, concerns about inflation, tariffs, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, the outbreak of wars or infectious diseases, as recently experienced, may cause an unexpected deterioration in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in the industrial, automotive or technology sectors.

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

During 2021, we established an office in Germany and on January 31, 2023, we completed our acquisition of certain assets of Ibeo, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and partners and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

●	Political and economic instability, international terrorism and the outbreak of war, such as the Russian invasion and continuing war against Ukraine and the ongoing conflict in the Middle East, as well as potential trade-related conflicts;
●	High levels of inflation, as has historically been the case in a number of countries in Asia;
●	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
●	Foreign taxes and duties;
●	Significant instability in tariff rates or other trade, tax or monetary policies;
●	Changes or volatility in currency exchange rates and interest rates;
●	Global or regional health crises and epidemics; and
●	Disruptions in global supply chains.

On April 2, 2025, the U.S. government announced a broad range of new tariffs on virtually all imports into the United States. One week later, a significant portion of such new tariffs were paused or lowered. Although the tariff policy environment has been and is expected to continue to be dynamic, and the ultimate impact of any tariffs will depend on the magnitude and duration of the tariffs and the countries impacted, we expect to be negatively impacted by new tariff costs in connection with imports from every country from which we import component parts, as well as tariffs attributable to sales of our products. If we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, sourcing arrangements or other measures, our business, financial condition and results of operations could be materially adversely affected.

Moreover, U.S. policy changes and uncertainty about such changes may increase market volatility and currency exchange rate fluctuations. Given the relative significance of our European operations, unfavorable fluctuations in relevant exchange rates will negatively impact our financial condition and results of operations.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

4.1	Form of Warrant issued pursuant to the Purchase Agreement dated February 3, 2025 by and between the Company and the Investor (1)
4.2	MicroVision, Inc. 2025 Inducement Equity Incentive Plan (2)
4.3	Form of Restricted Stock Unit Agreement under the MicroVision, Inc. 2025 Inducement Equity Incentive Plan (2)
10.1	Letter Agreement, dated February 3, 2025, by and between the Company and the Investor (1)
10.2	Securities Purchase Agreement, dated as of February 3, 2025, by and between the Company and the Investor (1)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2025.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 26, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: May 12, 2025	By	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2025	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

