Form 10-Q
period 2025-06-30
MICROVISION, INC.
filed 2025-08-08
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of August 1, 2025 was 300,964,884.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$74,094	$54,486
Investment securities, available-for-sale	17,313	20,216
Restricted cash, current	76	261
Accounts receivable, net of allowances	104	926
Inventory	6,128	2,294
Other current assets	5,468	4,287
Total current assets	103,183	82,470

Property and equipment, net	6,739	7,061
Operating lease right-of-use assets	16,123	16,746
Restricted cash, net of current portion	1,621	1,500
Intangible assets, net	10,510	10,972
Other assets	2,441	2,412
Total assets	$140,617	$121,161

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,564	$1,132
Accrued liabilities	2,267	2,542
Contract liabilities	337	308
Derivative liability	2,915	14,581
Notes payable, current	32,271	24,248
Operating lease liabilities, current	3,462	2,682
Finance lease liabilities, current	13	-
Other current liabilities	-	458
Total current liabilities	42,829	45,951

Notes payable, net of current portion	-	8,754
Warrant liability	3,733	-
Operating lease liabilities, net of current portion	15,186	15,954
Finance lease liabilities, net of current portion	30	-
Other long-term liabilities	1,735	1,733
Total liabilities	63,513	72,392

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.001; 510,000 shares authorized; 278,018 and 224,993 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	278	225
Additional paid-in capital	981,597	910,825
Accumulated other comprehensive income	518	-
Accumulated deficit	(905,289)	(862,281)
Total shareholders’ equity	77,104	48,769
Total liabilities and shareholders’ equity	$140,617	$121,161

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$155	$1,900	$744	$2,856

Cost of revenue	716	1,554	1,266	2,831

Gross (loss) profit	(561)	346	(522)	25

Research and development expense	7,658	14,204	15,061	31,515
Sales, marketing, general and administrative expense	6,437	7,746	13,113	16,824
Impairment loss on intangible assets	-	3,027	-	3,027
Total operating expenses	14,095	24,977	28,174	51,366

Loss from operations	(14,656)	(24,631)	(28,696)	(51,341)

Interest expense	(2,170)	(13)	(15,073)	(32)
Unrealized gain on derivative liability	1,952	-	2,794	-
Unrealized gain on warrant liability	803	-	2,564	-
Realized loss on debt extinguishment	-	-	(4,654)	-
Other (expense) income	(65)	798	223	1,448

Net loss before taxes	(14,136)	(23,846)	(42,842)	(49,925)

Income tax expense	(93)	(84)	(166)	(318)
Net loss	$(14,229)	$(23,930)	$(43,008)	$(50,243)

Net loss per share - basic and diluted	$(0.06)	$(0.11)	$(0.18)	$(0.25)

Weighted-average shares outstanding - basic and diluted	254,658	208,665	245,347	202,706

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(14,229)	$(23,930)	$(43,008)	$(50,243)

Other comprehensive income (loss):
Unrealized loss on investment securities, available-for-sale	(3)	(11)	(22)	(45)
Unrealized gain (loss) on translation	402	(45)	540	(64)
Total comprehensive income (loss)	399	(56)	518	(109)
Comprehensive loss	$(13,830)	$(23,986)	$(42,490)	$(50,352)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	other		Total
		Par	paid-in	comprehensive	Accumulated	shareholders’
	Shares	value	capital	income (loss)	deficit	equity
Balance as of March 31, 2024	205,874	$206	$885,119	$157	$(791,679)	$93,803
Share-based compensation expense	1,536	1	3,352	-	-	3,353
Sales of common stock, net	4,551	5	5,534	-	-	5,539
Net loss	-	-	-	-	(23,930)	(23,930)
Other comprehensive loss	-	-	-	(56)	-	(56)
Balance as of June 30, 2024	211,961	$212	$894,005	$101	$(815,609)	$78,709

Balance as of March 31, 2025	245,440	$245	$943,900	$119	$(891,060)	$53,204
Share-based compensation expense	1,859	-	1,930	-	-	1,930
Sales of common stock, net	30,719	33	35,767	-	-	35,800
Net loss	-	-	-	-	(14,229)	(14,229)
Other comprehensive income	-	-	-	399	-	399
Balance as of June 30, 2025	278,018	$278	$981,597	$518	$(905,289)	$77,104

Balance as of January 1, 2024	194,736	$195	$860,765	$210	$(765,366)	$95,804
Share-based compensation expense	2,164	2	7,094	-	-	7,096
Exercise of options	84	-	62	-	-	62
Sales of common stock, net	14,977	15	26,084	-	-	26,099
Net loss	-	-	-	-	(50,243)	(50,243)
Other comprehensive loss	-	-	-	(109)	-	(109)
Balance as of June 30, 2024	211,961	$212	$894,005	$101	$(815,609)	$78,709

Balance as of January 1, 2025	224,993	$225	$910,825	$-	$(862,281)	$48,769
Share-based compensation expense	2,323	-	3,851	-	-	3,851
Sales of common stock, net and warrants	36,632	39	44,955	-	-	44,994
Conversions of notes payable	14,070	14	21,966	-	-	21,980
Net loss	-	-	-	-	(43,008)	(43,008)
Other comprehensive income	-	-	-	518	-	518
Balance as of June 30, 2025	278,018	$278	$981,597	$518	$(905,289)	$77,104

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(43,008)	$(50,243)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,952	3,570
Impairment of intangible assets	-	3,027
Impairment of operating lease right-of-use assets	-	393
Unrealized gain on derivative liability	(2,794)	-
Unrealized gain on warrant liability	(2,564)	-
Loss on debt extinguishment	4,654	-
Inventory write-downs	-	48
Non-cash interest expense	7,325	-
Amortization of debt discount and issuance costs on notes payable	7,723	-
Share-based compensation expense	3,851	7,096
Net accretion of premium on short-term investments	(195)	(535)

Change in:
Accounts receivable	822	(1,021)
Inventory	(3,796)	(410)
Other current and non-current assets	(210)	1,818
Accounts payable	432	(850)
Accrued liabilities	(275)	254
Contract liabilities and other current liabilities	(450)	(765)
Operating lease liabilities	(1,097)	(1,299)
Other long-term liabilities	(197)	(476)
Net cash used in operating activities	(26,827)	(39,393)

Cash flows from investing activities
Sales of investment securities	22,402	22,655
Purchases of investment securities	(19,326)	(23,488)
Purchases of property and equipment	(307)	(280)
Cash paid for Ibeo business combination	-	(6,300)
Net cash provided by (used in) investing activities	2,769	(7,413)

Cash flows from financing activities
Principal payments under finance leases	(6)	-
Proceeds from stock option exercises	-	62
Net proceeds from issuance of common stock and warrants	43,289	26,109
Net cash provided by financing activities	43,283	26,171

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	319	26

Change in cash, cash equivalents, and restricted cash	19,544	(20,609)
Cash, cash equivalents, and restricted cash at beginning of period	56,247	49,391
Cash, cash equivalents, and restricted cash at end of period	$75,791	$28,782

Supplemental schedule of non-cash investing and financing activities
Common stock issued in conversions of notes payable	$21,980	$-
Issuance of warrants	$6,297	$-
Acquisition of right-of-use asset	$67	$-
Accrued financing fees	$-	$10
Foreign currency translation adjustment	$540	$(64)
Unrealized loss on investment securities, available-for-sale	$(22)	$(45)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2025 and June 30, 2024:

	June 30,	June 30,
	2025	2024
Cash and cash equivalents	$74,094	$26,748
Restricted cash, current	76	73
Restricted cash, net of current portion	1,621	1,961
Cash, cash equivalents, and restricted cash	$75,791	$28,782

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

As of June 30, 2025, the Company had total liquidity of $91.4 million including $74.1 million in cash and cash equivalents and $17.3 million in short-term investment securities. In addition, the Company has approximately $76.5 million availability under its current at-the-market (“ATM”) facility as of June 30, 2025, subject to certain market conditions, such as trading prices and volumes. On October 23, 2024, the Company issued $45.0 million in senior secured convertible notes for gross proceeds of $41.4 million and has a remaining commitment pursuant to the convertible note facility of $30.0 million, subject to certain limitations, (see Note 6. Notes Payable and Derivative Liability). On February 4, 2025, the Company sold shares of common stock and warrants to purchase common stock for net proceeds of approximately $7.8 million (see Note 7. Warrant Liability). Based on the current operating plan, the Company anticipates having sufficient cash and cash equivalents to fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

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

Foreign Currency Translation

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Realized gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other (expense) income in the condensed consolidated statements of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of June 30, 2025, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the three months ended June 30, 2025, an automotive supplier accounted for $0.1 million of total revenue, representing 59% of total revenue. For the same period in 2024, two customers accounted for $1.3 million and $0.2 million of total revenue, representing 71% and 11% of total revenue, respectively.

For the six months ended June 30, 2025, a leading manufacturer of agricultural equipment and an automotive supplier accounted for $0.5 million and $0.2 million of total revenue, respectively, representing 66% and 22% of total revenue, respectively. For the same period in 2024, two customers accounted for $1.7 million and $0.6 million of total revenue, representing 58% and 22% of total revenue, respectively.

As of June 30, 2025, accounts receivable related to these customers accounted for 95% of total accounts receivable, net of allowances on the condensed consolidated balance sheets.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for all entities for annual reporting periods beginning January 1, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The ASU is not expected to have a material impact on the Company’s financial statements or disclosures.

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss available for common shareholders - basic and diluted	$(14,229)	$(23,930)	$(43,008)	$(50,243)
Denominator:
Weighted-average common shares outstanding - basic and diluted	254,658	208,665	245,347	202,706

Net loss per share - basic and diluted	$(0.06)	$(0.11)	$(0.18)	$(0.25)

For the three and six months ended June 30, 2025 and 2024, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive: outstanding options exercisable into a total of 0.7 million and 0.7 million shares of common stock, respectively, 21.2 million and 12.5 million nonvested restricted and performance stock units, respectively; 20.5 million and 0.0 million shares of common stock that may be issued through conversion of the derivative liability, respectively (see Note 6. Notes Payable and Derivative Liability); and 5.8 million and 0.0 million shares of common stock that may be issued through the exercise of warrants, respectively (see Note 7. Warrant Liability).

4. REVENUE RECOGNITION

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$34	$81	$-	$115
Transferred over time	-	-	40	40
Total	$34	$81	$40	$155

	Six Months Ended June 30, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$538	$166	$-	$704
Transferred over time	-	-	40	40
Total	$538	$166	$40	$744

	Three Months Ended June 30, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$1,697	$152	$51	$1,900
Total	$1,697	$152	$51	$1,900

	Six Months Ended June 30, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,552	$199	$105	$2,856
Total	$2,552	$199	$105	$2,856

Contract Balances

Under Topic 606, the Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Unconditional rights to consideration are included within accounts receivable, net of allowances in the condensed consolidated balance sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	June 30,	December 31,
	2025	2024	$ Change	% Change

Contract assets and accounts receivable	$104	$926	$(822)	(88.8)
Contract liabilities	(337)	(308)	(29)	9.4
Net contract (liabilities) assets	$(233)	$618	$(851)	(137.7)

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of June 30, 2025.

Transaction Price Allocated to the Remaining Performance Obligations

The remaining balance of the contract liabilities was approximately $0.3 million as of June 30, 2025. The Company expects to recognize 100% of this revenue over the next 12 months.

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

Level 3 - Unobservable inputs for which there is little or no market data, which requires the reporting entity to develop assumptions, which are significant to the measurement of the fair values.

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of June 30, 2025 and December 31, 2024 (in thousands). These tables do not include cash held in money market savings accounts.

As of June 30, 2025	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$13,036	$-	$13,036
U.S. Treasury securities	-	4,277	-	4,277
	$-	$17,313	$-	$17,313

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$14,001	$-	$14,001
U.S. Treasury securities	-	6,215	-	6,215
	$-	$20,216	$-	$20,216

Short-term investments are summarized below as of June 30, 2025 and December 31, 2024 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of June 30, 2025
Investment securities, available for sale:
Corporate debt securities	$13,032	$5	$(1)	$13,036
U.S. Treasury securities	4,277	-	-	4,277
	$17,309	$5	$(1)	$17,313

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2024
Investment securities, available for sale:
Corporate debt securities	$13,984	$18	$-	$14,002
U.S. Treasury securities	6,206	8	-	6,214
	$20,190	$26	$-	$20,216

The maturities of the investment securities, available-for-sale as of June 30, 2025 and December 31, 2024 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2025
Maturity date
Less than one year	$17,309	$5	$(1)	$17,313
	$17,309			$17,313

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2024
Maturity date
Less than one year	$20,190	$26	$-	$20,216
	$20,190			$20,216

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2025 and December 31, 2024 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of June 30, 2025
Corporate debt securities	$4,316	$(1)	$-	$-	$4,316	$(1)
U.S. Treasury securities	-	-	-	-	-	-
	$4,316	$(1)	$-	$-	$4,316	$(1)

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2024
Corporate debt securities	$1,245	$-	$-	$-	$1,245	$-
U.S. Treasury securities	-	-	-	-	-	-
	$1,245	$-	$-	$-	$1,245	$-

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

On February 3, 2025, the Company entered into a Letter Agreement with the Holder related to the Note. As a result of the Letter Agreement, the Holder elected to early convert $8.8 million of outstanding principal into 11,725,337 shares of the Company’s common stock. Additionally, as a result of the Letter Agreement, the Holder agreed to defer $11.6 million of principal repayments to seven monthly payments of $1.7 million beginning on September 1, 2025 and concluding on March 1, 2026. The Letter Agreement represented a modification requiring extinguishment accounting in accordance with ASC 470. As a result of the modification, a realized loss on debt modification of $4.7 million and interest expense of $2.1 million for the six months ended June 30, 2025 were recorded on the condensed consolidated statement of operations.

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

Supplemental balance sheet information is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Amount repayable at maturity	$36,025	$47,575
Unamortized debt discount	(3,754)	(12,021)
Unamortized issuance costs	-	(2,552)
Net carrying amount	$32,271	$33,002

Interest expense related to the amortization of the debt discount and issuance costs was $2.2 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively, and $5.7 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively. Total interest expense for the three and six months ended June 30, 2025 and 2024 is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization of debt discount and issuance costs	$(2,164)	$-	$(5,666)	$-
Interest expense from modification of notes payable	-	-	(2,057)	-
Discount on warrants (see Note 7. Warrant Liability)	-	-	(7,325)	-
Other expense	(6)	(13)	(25)	(32)
Total interest expense	$(2,170)	$(13)	$(15,073)	$(32)

The monthly effective interest rate implicit in the Note as of June 30, 2025 under the interest method was 2.34%.

Maturities of partial repayments, if elected by the Holder, are as follows as of June 30, 2025:

(in thousands)
Years Ended December 31,	Maturities
2025 (remainder)	$22,000
2026	14,025
Total partial repayments	$36,025

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

The fair value of derivatives not designated as hedging instruments as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Derivative liability	$2,915	$14,581
Total	$2,915	$14,581

Unrealized gains and losses associated with derivatives not designated as hedging instruments for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Unrealized gain (loss) on derivative liability	$1,952	$-	$2,794	$-

Fair Value Measurements

The fair value of the derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2025 and December 31, 2024 (in thousands). See Note 5. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of June 30, 2025	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$2,915
Total	$-	$-	$2,915

As of December 31, 2024	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$14,581
Total	$-	$-	$14,581

The table below lists the inputs and assumptions for the Company’s valuations as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Expected term (years)	1.25	1.75
Risk-free interest rate	3.86%	4.18%
Dividend yield	0%	0%
Volatility	88.96%	78.02%
Discount rate	50.0%	50.0%

7. WARRANT LIABILITY

On February 3, 2025, the Company entered into a new Securities Purchase Agreement (the “2025 Purchase Agreement”) with an institutional investor. In exchange for $8.0 million, the Holder agreed to purchase 5,750,225 shares of common stock (the “closing shares”) and warrants to purchase up to 5,750,225 shares of common stock at an exercise price of $1.57 per share (the “warrants”). On February 4, 2025, the 2025 Purchase Agreement closed for net proceeds of approximately $7.8 million, inclusive of all fees and expenses related to the transaction. The warrants are exercisable beginning August 4, 2025 and expire on August 4, 2030. There have been no exercises of warrants as of June 30, 2025.

The warrants are accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity. Both the closing shares and the warrants are initially recorded on February 4, 2025 at their fair values of $9.0 million and $6.3 million, respectively. The warrant liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of warrants as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Warrant liability	$3,733	$-
Total	$3,733	$-

Unrealized gains and losses associated with warrants are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Unrealized gain (loss) on warrant liability	$803	$-	$2,564	$-

Interest expense of $7.3 million representing the discount on the transaction was recorded on the condensed consolidated financial statements for the six months ended June 30, 2025.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2025 and December 31, 2024 (in thousands). See Note 5. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of June 30, 2025	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$3,733
Total	$-	$-	$3,733

As of December 31, 2024	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$-
Total	$-	$-	$-

The fair value of the warrants is measured using the Black-Scholes option pricing model as of the measurement dates. The table below lists the inputs and assumptions for the Company’s valuations as of June 30, 2025 and upon initial measurement as of February 4, 2025:

	June 30,	February 4,
	2025	2025
Expected term (years)	5.1	5.5
Risk-free interest rate	3.80%	4.34%
Dividend yield	0%	0%
Volatility	71.97%	80.14%

8. FINANCIAL STATEMENT COMPONENTS

The following financial statement components have significant balances as of June 30, 2025.

Inventory

Inventory consists of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
Raw materials	$2,361	$1,616
Work in process	-	-
Finished goods	3,767	678
	$6,128	$2,294

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Property and Equipment

Property and equipment consists of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
Production equipment	$6,140	$6,140
Leasehold improvements	3,966	3,957
Computer hardware and software/lab equipment	12,371	12,211
Office furniture and equipment	5,556	4,973
	28,033	27,281
Less: Accumulated depreciation	(21,294)	(20,220)
	$6,739	$7,061

Depreciation expense was $0.3 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

Intangible Assets

The components of intangible assets were as follows as of June 30, 2025 and December 31, 2024:

As of June 30, 2025	Gross		Accumulated	Net	Weighted Average
	Carrying	Accumulated	Impairment	Carrying	Remaining
(in thousands)	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$20,172	$5,481	$4,181	$10,510	12
	$20,172	$5,481	$4,181	$10,510

As of December 31, 2024	Gross		Accumulated	Net	Weighted Average
	Carrying	Accumulated	Impairment	Carrying	Remaining
(in thousands)	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$20,172	$5,019	$4,181	$10,972	13
	$20,172	$5,019	$4,181	$10,972

Amortization expense was $0.3 million and $0.6 million for the three months ended June 30, 2025 and 2024, and $0.5 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

During the quarter ended June 30, 2024, management identified various factors related to the 2024 restructuring events (see Note 14. Restructuring Charges) that collectively indicated that it is more-likely-than-not that the fair value of the Company’s Reference software intangible asset was less than its carrying amount as of June 30, 2024. As of June 30, 2024, prior to impairment, the fair value was $4.5 million. As a result, the Company performed an impairment assessment for intangibles in accordance with ASC 360, Property, Plant and Equipment. The June 30, 2024 impairment test indicated a decline in the carrying amount of the Reference software intangible asset and a reduction in the asset’s useful life, resulting in a non-cash impairment charge of $3.0 million, which is included in impairment loss on intangible assets on the condensed consolidated statement of operations. The fair value of the Reference software subsequent to impairment was $1.4 million and is included within intangible assets, net on the condensed consolidated balance sheets. There was no impairment of intangible assets during the six months ended June 30, 2025.

The following table outlines estimated future amortization expense related to intangible assets held as of June 30, 2025 by line item on the condensed consolidated statement of operations (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2025 (remainder of the year)	$434	$23	$457
2026	869	30	899
2027	829	2	831
2028	825	-	825
2029	825	-	825
Thereafter	6,673	-	6,673
	$10,455	$55	$10,510

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

The following table summarizes the amount of share-based compensation expense by line item on the condensed consolidated statements of operations:

Share-based compensation expense	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$521	$1,252	$1,029	$2,596
Sales, marketing, general and administrative expense	1,409	2,101	2,822	4,500
	$1,930	$3,353	$3,851	$7,096

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2025 (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2025	666	$1.43	3.0	$129

Exercisable as of June 30, 2025	666	$1.43	3.0	$129

As of June 30, 2025, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the six months ended June 30, 2025 (in thousands, except per share data):

		Weighted-Average
	Shares	Price
Unvested as of December 31, 2024 ¹	12,913	$1.53
Granted	10,568	1.15
Vested	(1,681)	1.95
Forfeited	(577)	1.74
Unvested as of June 30, 2025	21,223	$1.30

[1]	The number of unvested RSUs and PSUs and the weighted-average price as of December 31, 2024 reported in this Note has been adjusted to 12,913 from 12,013 and to $1.53 from $1.51, respectively, as reported in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, due to the correction of an administrative error. The correction resulted in no change to the previously issued financial statements and the Company deems the administrative error not material from a quantitative or qualitative perspective.

During the six months ended June 30, 2025, the Company granted 2,204,000 shares to non-executive employees for annual and short-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately or over three or four years.

During the six months ended June 30, 2025, the Company granted 8,347,000 shares to executive employees and directors for annual, short-term incentive, and long-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately, over one year, or over three years.

As of June 30, 2025, unrecognized share-based compensation related to RSUs was $11.0 million, which will be expensed over the next 2.2 years. Unrecognized share-based compensation related to executive PSUs was $6.0 million, which will be expensed over the next 0.9 years.

10. LEASES

The Company leases office space and certain equipment under operating and finance leases. All leases have remaining lease terms of less than seven years. Office lease agreements include both lease and non-lease components, which are accounted for separately. Finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless the Company is reasonably certain to exercise the purchase option.

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

In September 2021, the Company entered into a lease agreement for office space in Redmond, Washington which commenced in December 2022. In addition to base rent, the Company will pay additional rent comprised of a proportionate share of any operating expenses, real estate taxes, and management fees. The lease, which expires in December 2032, contains an option to extend the term for one ten-year renewal period. On April 21, 2025, the Company signed an agreement with a third party to sublease a portion of this office space. The sublease commenced on July 15, 2025 and provides monthly rent of $0.1 million. The sublease expires on April 1, 2030 and contains one 32-month extension option.

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

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$867	$668	$1,742	$1,333
Finance lease expense:
Amortization of leased assets	3	-	5	-
Interest on lease liabilities	-	-	1	-
Total finance lease expense	3	-	6	-
Total lease expense	$870	$668	$1,748	$1,333

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,097	$1,299
Operating cash flows from finance leases	6	-

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Operating leases
Operating lease right-of-use assets	$16,123	$16,746

Operating lease liabilities, current	3,462	2,682
Operating lease liabilities, net of current portion	15,186	15,954
Total operating lease liabilities	$18,648	$18,636

Finance leases
Property and equipment, at cost	$154	$112
Accumulated depreciation	(117)	(112)
Property and equipment, net	$37	$-

Weighted Average Remaining Lease Term
Operating leases	6.2 years	6.8 years
Finance leases	3.7 years	n/a

Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Finance leases	5.5%	n/a

As of June 30, 2025, maturities of lease liabilities are as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	Leases	Leases
2025 (remainder of year)	$1,796	$7
2026	3,485	14
2027	3,498	14
2028	3,470	7
2029	3,250	5
Thereafter	5,716	-
Total minimum lease payments	21,215	47
Less: amount representing interest	(2,567)	(4)
Present value of capital lease liabilities	$18,648	$43

11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. During the quarter ended December 31, 2024, the Company entered into an additional purchase commitment with the existing contract manufacturing partner of $1.8 million. Remaining future minimum payments of approximately $2.3 million are expected to be made by the Company through the remainder of 2025 and 2026.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

12. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of June 30, 2025, the sale of 54.8 million shares for net proceeds of $70.7 million had been completed. As of June 30, 2025, approximately $76.5 million is available under this sales agreement.

As of June 30, 2025, proceeds of $0.7 million from shares of common stock subscribed but unissued are included within other current assets on the condensed consolidated balance sheets. Non-refundable proceeds from the sale were received on July 1, 2025.

13. INCOME TAXES

The Company recognized income tax expense of $0.1 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively. Income tax expense for the six months ended June 30, 2025 was largely the result of income in foreign jurisdictions, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created as a result of the acquisition of Ibeo assets in the first quarter of 2023. The change in income tax expense during the quarter ended June 30, 2025 was largely the result of profitability in foreign jurisdictions related to the Ibeo acquisition.

As of June 30, 2025, the Company continues to have no unrecognized tax positions.

14. RESTRUCTURING CHARGES

In the first half of 2024, to better align the Company’s resources to support business needs, the Company reduced the global workforce by approximately 37%. The Company recognized approximately $5.7 million in restructuring and related reorganization charges during the six months ended June 30, 2024 which is recorded within research and development expense and sales, marketing, general and administrative expense on the condensed consolidated statement of operations. The charges were predominately related to employee severance and benefit costs. Consistent with the impairment analysis for this period, the workforce reduction and restructuring included, among other things, impacts from the de-emphasis on the Company’s MOSAIK software business. There were no restructuring charges during the six months ended June 30, 2025.

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

Our product suite also includes our validation software tool, the MOSAIK™ suite, which is targeted for use by OEMs and Tier 1s for validating vehicle sensors for ADAS and autonomous driving, or AD, applications. In 2024, we reduced the dedicated resources and investment into further development of MOSAIK. Specifically, in 2024, in an effort to better align our resources with our product plan, we restructured and reorganized our workforce and related expenditures to strategically focus on our perception software and MAVIN and MOVIA products. While this 41% reduction in workforce added approximately $6.0 million to our fiscal year 2024 expenses, it reduced go-forward operating expenses through reduced personnel expenses and other operational efficiencies.

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

Results of Operations

Revenue

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$155	$1,900	$(1,745)	(91.8)
Six Months Ended June 30,	744	2,856	(2,112)	(73.9)

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

The decrease in revenue for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to higher sales of sensors to industrial customers in the 2024 period driven by shipments of MOVIA L sensors to Daimler Truck North America and affiliates as part of their RFQ evaluation processes.

Cost of Revenue

		% of		% of
(in thousands)	2025	revenue	2024	revenue	$ change	% change
Three Months Ended June 30,	$716	461.9	$1,554	81.8	$(838)	(53.9)
Six Months Ended June 30,	1,266	170.2	2,831	99.1	(1,565)	(55.3)

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The decrease in cost of revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to decreased revenue and the revenue mix.

Research and Development Expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$7,658	$14,204	$(6,546)	(46.1)
Six Months Ended June 30,	15,061	31,515	(16,454)	(52.2)

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

The decrease in research and development expense during the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to lower salary and benefits expense of $2.7 million, lower restructuring charges of $2.6 million, lower purchased services of $0.5 million, lower direct materials and equipment costs of $0.3 million, and lower IT and software costs of $0.3 million.

The decrease in research and development expense during the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to lower salary and benefits expense of $8.0 million, lower restructuring charges of $5.0 million, lower purchased services of $1.7 million, lower direct materials and equipment costs of $0.6 million, and lower IT and software costs of $0.5 million.

Sales, marketing, general and administrative expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$6,437	$7,746	$(1,309)	(16.9)
Six Months Ended June 30,	13,113	16,824	(3,711)	(22.1)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to lower salary and benefits expense of $0.6 million and lower restructuring charges of $0.6 million.

The decrease in sales, marketing, general and administrative expense during the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to lower salary and benefits expense of $2.9 million, lower restructuring charges of $0.7 million, and lower trade show expense of $0.4 million.

Impairment loss on intangible assets

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$-	$3,027	$(3,027)	(100.0)
Six Months Ended June 30,	-	3,027	(3,027)	(100.0)

Impairment loss on intangible assets includes impairment charges on intangible assets. During the three months ended June 30, 2024, management identified impairment indicators related to MOSAIK software. We performed an assessment of projected future cash flows which resulted in a $3.0 million impairment charge and reduction in the estimated useful life of the asset. See Item 1, Note 8. Financial Statement Components – Intangible Assets for additional discussion.

Interest expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$(2,170)	$(13)	$(2,157)	16,592.3
Six Months Ended June 30,	(15,073)	(32)	(15,041)	47,003.1

The increase in interest expense during the three months ended June 30, 2025 compared to the same period in 2024 relates to non-cash interest expense related to amortization of the debt discount on notes payable.

The increase in interest expense during the six months ended June 30, 2025 compared to the same period in 2024 relates to $7.3 million of non-cash interest expense representing the discount on the 2025 Purchase Agreement for warrants and shares of common stock (see Part I, Item 1, Note 7. Warrant Liability), $5.7 million of non-cash interest expense related to amortization of the debt discount and issuance costs on notes payable, and $2.1 million of non-cash interest expense related to the modification of notes payable (see Part I, Item 1, Note 6. Notes Payable and Derivative Liability).

Unrealized gain on derivative liability

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$1,952	$-	$1,952	-
Six Months Ended June 30,	2,794	-	2,794	-

Unrealized gain on derivative liability reflects the revaluation of our derivative liability associated with notes payable as of June 30, 2025. Due to the decrease in the fair value of the derivative liability as of June 30, 2025, we recognized an unrealized gain. See Part I, Item 1, Note 6. Notes Payable and Derivative Liability for additional discussion.

Unrealized gain on warrant liability

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$803	$-	$803	-
Six Months Ended June 30,	2,564	-	2,564	-

Unrealized gain on warrant liability reflects the revaluation of our warrant liability as of June 30, 2025. Due to the decrease in the fair value of the warrant liability as of June 30, 2025, we recognized an unrealized gain. See Part I, Item 1, Note 7. Warrant Liability for additional discussion.

Realized loss on debt extinguishment

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$-	$-	$-	-
Six Months Ended June 30,	(4,654)	-	(4,654)	-

As a result of the debt modification during the six months ended June 30, 2025, we recognized a loss on extinguishment of notes payable. See Part I, Item 1, Note 6. Notes Payable and Derivative Liability for additional discussion.

Other (expense) income

(in thousands)	2025	2024	$ change	% change
Three Months Ended June 30,	$(65)	$798	$(863)	(108.1)
Six Months Ended June 30,	223	1,448	(1,225)	(84.6)

The decrease in other (expense) income during the three and six months ended June 30, 2025 compared to the same period in 2024 is primarily due to decreased interest income.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of June 30, 2025, we had $74.1 million in cash and cash equivalents and $17.3 million in short-term investment securities. Also on that date, we had approximately $76.5 million availability left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024. In addition, we have a remaining commitment pursuant to the convertible note facility of $30.0 million, subject to certain limitations. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $26.8 million during the six months ended June 30, 2025 compared to cash used in operating activities of $39.4 million during the same period in 2024. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, intangible impairment expense, depreciation and amortization charges and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to decreased operating expenses related to personnel. We expect to make minimum payments to our contract manufacturing partner in connection with the production of MOVIA sensor inventory of approximately $2.3 million during the remainder of 2025 and 2026 in line with agreed-upon deliveries.

Investing activities

During the six months ended June 30, 2025, net cash provided by investing activities was $2.8 million compared to net cash used in investing activities of $7.4 million during the same period in 2024. During the six months ended June 30, 2025, we purchased short-term investment securities totaling $19.3 million and sold short-term investment securities totaling $22.4 million, compared to purchases of $23.5 million and sales of $22.7 million in the same period of 2024. During the six months ended June 30, 2024, we made payments totaling $6.3 million related to the acquisition of Ibeo assets.

Financing activities

Net cash provided by financing activities totaled $43.3 million during the six months ended June 30, 2025, compared to net cash provided by financing activities of $26.2 million during the same period of 2024. Net proceeds from issuance of common stock and warrants were $43.3 million during six months ended June 30, 2025 compared to $26.1 million during the same period in 2024. Proceeds received from stock option exercises totaled $0.1 million during the six months ended June 30, 2024.

The following is a list of our financing activities during 2025 and 2024.

●	In February 2025, we entered into a securities purchase agreement for the purchase of 5,750,225 shares of our common stock and warrants to purchase 5,750,225 shares of our common stock for $1.57 per share. We received proceeds, net of all costs, of $7.8 million.
●	In October 2024, we entered into a securities purchase agreement for the purchase of senior secured convertible notes with an institutional investor. The principal amount for the initial note is $45.0 million, with an option for us to issue additional principal in the amount of $30.0 million of convertible notes to the holder, subject to certain limitations. We received proceeds, net of all costs, of $38.1 million.
●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of June 30, 2025, we completed sales under such sales agreement of 54.8 million shares for net proceeds of $70.7 million. As of June 30, 2025, we had approximately $76.5 million available under this sales agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risk

As of June 30, 2025, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures. In the current macroeconomic environment, interests rate changes are unpredictable and inflationary pressures uncertain.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of June 30, 2025, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of June 30, 2025, are as follows (in thousands):

(in thousands)	Amount	Percent
Cash and cash equivalents	$74,094	81.1%
Less than one year	17,313	18.9%
	$91,407	100.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of June 30, 2025, we had an accumulated deficit of $905.3 million.
●	We incurred net losses of $862.3 million from inception through 2024, and a net loss of $43.0 million during the six months ended June 30, 2025.

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

Additional capital may not be available to us or, if available, may not be available at a level or on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders’ investment in us. Moreover, raising capital through the sale of our equity securities is dependent upon the availability of the requisite shares of authorized stock, which is driven by the market price of our stock and the approval of our stockholders. As of June 30, 2025, we had approximately 186.1 million authorized shares of common stock available for issuance. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Risks Related to our Financial Statements and Results

Our revenue is generated from a small number of customers, and as we have experienced recently and in the past, losing a significant customer negatively impacts our revenue.

For the six months ended June 30, 2025, a leading manufacturer of agriculture equipment accounted for $0.5 million in revenue, representing 66% of our total revenue. An automotive supplier accounted for $0.2 million in revenue, representing 22% of our total revenue. For the six months ended June 30, 2024, a leading manufacturer of agricultural equipment accounted for $1.7 million in revenue, representing 58% of our total revenue as part of a last-time buy of a legacy product. A major global trucking OEM accounted for $0.6 million in revenue, representing 22% of our total revenue. Our revenue has been negatively effected by the loss of certain of these customers and could continue to be if not replaced with new, materially equivalent customer wins.

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

Our internal controls over financial reporting beginning for fiscal year 2024 include controls of our subsidiary, MicroVision GmbH, which became a significant subsidiary upon the closing of our acquisition of assets from Ibeo in 2023. Given the added complexity stemming from the inclusion of our German subsidiary within our control environment, the risk of a material weakness in internal controls will be higher than it has been to date.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending August 1, 2025, our common stock has traded at a low of $0.80 and a high of $1.95. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the six months ended June 30, 2025, we incurred a loss per share of $0.18.

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

● investor reaction to our business strategy;

●the success of competitive products or technologies;

● strategic developments;

●the timing and results of our development and commercialization efforts with respect to our perception solutions and lidar sensors;

●changes in regulatory or industry standards applicable to our solutions or technologies;

●variations in our or our competitors’ financial and operating results;

●developments concerning our collaborations or partners;

●developments or disputes with any third parties that supply, manufacture, sell or market any of our products or component parts;

●developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technology;

●actual or perceived defects in any of our products, if commercialized, and any related product liability claims;

●our ability or inability to raise additional capital and the terms on which we raise it;

●declines in the market prices of stocks generally;

●trading volume of our common stock;

●sales of our common stock by us or our stockholders;

●general economic, industry and market conditions; and

●the effects of other events or factors, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere.

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

On August 1, 2025, the closing price of our common stock was $1.09 per share.

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

31

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

Over the past several months, the U.S. government’s tariff policy has been inconsistent and unpredictable, with a broad range of new tariffs on virtually all imports into the United States. Although the tariff policy environment has been and is expected to continue to be dynamic, and the ultimate impact of any tariffs will depend on the magnitude and duration of the tariffs and the countries impacted, we expect to be negatively impacted by new tariff costs in connection with imports from every country from which we import component parts, as well as tariffs attributable to sales of our products. If we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, sourcing arrangements or other measures, our business, financial condition and results of operations could be materially adversely affected.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

4.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (1)
10.1	2025 Executive Bonus Plan
10.2	MicroVision, Inc. 2022 Equity Incentive Plan, as amended (2)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2025
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: August 7, 2025	By	/s/ Sumit Sharma
Sumit Sharma
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2025	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

