Form 10-Q
period 2025-09-30
MICROVISION, INC.
filed 2025-11-12
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of November 5, 2025 was 305,397,269.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$72,832	$54,486
Investment securities, available-for-sale	26,676	20,216
Restricted cash, current	328	261
Accounts receivable, net of allowances	40	926
Inventory	8,131	2,294
Other current assets	6,969	4,287
Total current assets	114,976	82,470

Property and equipment, net	6,574	7,061
Operating lease right-of-use assets	15,365	16,746
Restricted cash, net of current portion	1,374	1,500
Intangible assets, net	10,281	10,972
Other assets	2,252	2,412
Total assets	$150,822	$121,161

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,339	$1,132
Accrued liabilities	3,754	2,542
Contract liabilities	147	308
Derivative liability	1,856	14,581
Notes payable, current	28,963	24,248
Operating lease liabilities, current	3,154	2,682
Finance lease liabilities, current	14	-
Other current liabilities	672	458
Total current liabilities	39,899	45,951

Notes payable, net of current portion	-	8,754
Warrant liability	4,059	-
Operating lease liabilities, net of current portion	14,434	15,954
Finance lease liabilities, net of current portion	31	-
Other long-term liabilities	1,680	1,733
Total liabilities	60,103	72,392

Commitments and contingencies (Note 11)

Shareholders’ equity

Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.001; 510,000 shares authorized; 302,358 and 224,993 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	302	225
Additional paid-in capital	1,009,272	910,825
Accumulated other comprehensive income	651	-
Accumulated deficit	(919,506)	(862,281)
Total shareholders’ equity	90,719	48,769
Total liabilities and shareholders’ equity	$150,822	$121,161

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$241	$190	$985	$3,046

Cost of revenue	957	583	2,223	3,414

Gross loss	(716)	(393)	(1,238)	(368)

Research and development expense	7,978	8,736	23,039	40,251
Sales, marketing, general and administrative expense	4,027	6,599	17,140	23,423
Impairment loss on intangible assets	-	-	-	3,027
Gain on disposal of fixed assets	-	(22)	-	(22)
Total operating expenses	12,005	15,313	40,179	66,679

Loss from operations	(12,721)	(15,706)	(41,417)	(67,047)

Interest expense	(2,197)	(21)	(17,270)	(51)
Unrealized gain on derivative liability	1,059	-	3,853	-
Unrealized (loss) gain on warrant liability	(326)	-	2,238	-
Realized loss on debt extinguishment	-	-	(4,654)	-
Other income	140	318	363	1,764

Net loss before taxes	(14,045)	(15,409)	(56,887)	(65,334)

Income tax expense	(172)	(108)	(338)	(426)
Net loss	$(14,217)	$(15,517)	$(57,225)	$(65,760)

Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.22)	$(0.32)

Weighted-average shares outstanding - basic and diluted	295,461	213,004	262,235	206,164

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(14,217)	$(15,517)	$(57,225)	$(65,760)

Other comprehensive income:
Unrealized gain (loss) on investment securities, available-for-sale	8	78	(14)	33
Unrealized gain on translation	125	165	665	101
Total comprehensive income	133	243	651	134
Comprehensive loss	$(14,084)	$(15,274)	$(56,574)	$(65,626)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	other		Total
		Par	paid-in	comprehensive	Accumulated	Shareholders’
	Shares	value	capital	income	deficit	equity
Balance as of June 30, 2024	211,961	$212	$894,005	$101	$(815,609)	$78,709
Share-based compensation expense	1,478	1	2,425	-	-	2,426
Sales of common stock, net	-	-	(6)	-	-	(6)
Net loss	-	-	-	-	(15,517)	(15,517)
Other comprehensive income	-	-	-	243	-	243
Balance as of September 30, 2024	213,439	$213	$896,424	$344	$(831,126)	$65,855

Balance as of June 30, 2025	278,018	$278	$981,597	$518	$(905,289)	$77,104
Share-based compensation expense	1,553	-	(1,603)	-	-	(1,603)
Sales of common stock, net	22,787	24	29,278	-	-	29,302
Net loss	-	-	-	-	(14,217)	(14,217)
Other comprehensive income	-	-	-	133	-	133
Balance as of September 30, 2025	302,358	$302	$1,009,272	$651	$(919,506)	$90,719

Balance as of January 1, 2024	194,736	$195	$860,765	$210	$(765,366)	$95,804
Share-based compensation expense	3,642	3	9,519	-	-	9,522
Exercise of options	84	-	62	-	-	62
Sales of common stock, net	14,977	15	26,078	-	-	26,093
Net loss	-	-	-	-	(65,760)	(65,760)
Other comprehensive income	-	-	-	134	-	134
Balance as of September 30, 2024	213,439	$213	$896,424	$344	$(831,126)	$65,855

Balance as of January 1, 2025	224,993	$225	$910,825	$-	$(862,281)	$48,769
Share-based compensation expense	3,876	-	2,248	-	-	2,248
Sales of common stock, net and warrants	59,419	63	74,233	-	-	74,296
Conversions of notes payable	14,070	14	21,966	-	-	21,980
Net loss	-	-	-	-	(57,225)	(57,225)
Other comprehensive income	-	-	-	651	-	651
Balance as of September 30, 2025	302,358	$302	$1,009,272	$651	$(919,506)	$90,719

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(57,225)	$(65,760)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,347	5,246
Gain on disposal of fixed assets	-	(22)
Impairment of intangible assets	-	3,027
Impairment of operating lease right-of-use assets	-	406
Unrealized gain on derivative liability	(3,853)	-
Unrealized gain on warrant liability	(2,238)	-
Loss on debt extinguishment	4,654	-
Inventory write-downs	-	127
Non-cash interest expense	7,325	-
Amortization of debt discount and issuance costs on notes payable	9,915	-
Share-based compensation expense	2,248	9,522
Net accretion of premium on short-term investments	(284)	(776)

Change in:
Accounts receivable	886	717
Inventory	(5,798)	(723)
Other current and non-current assets	(2,170)	606
Accounts payable	207	(784)
Accrued liabilities	1,087	(2,747)
Contract liabilities and other current liabilities	32	109
Operating lease liabilities	(2,188)	(1,944)
Other long-term liabilities	(260)	(488)
Net cash used in operating activities	(43,315)	(53,484)

Cash flows from investing activities
Sales of investment securities	26,688	28,311
Purchases of investment securities	(32,878)	(25,570)
Purchases of property and equipment	(435)	(271)
Cash paid for Ibeo business combination	-	(6,300)
Net cash used in investing activities	(6,625)	(3,830)

Cash flows from financing activities
Principal payments under finance leases	(10)	-
Principal payments under notes payable	(5,500)	-
Proceeds from stock option exercises	-	62
Net proceeds from issuance of common stock and warrants	73,268	26,093
Net cash provided by financing activities	67,758	26,155

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	469	133

Change in cash, cash equivalents, and restricted cash	18,287	(31,026)
Cash, cash equivalents, and restricted cash at beginning of period	56,247	49,391
Cash, cash equivalents, and restricted cash at end of period	$74,534	$18,365

Supplemental schedule of non-cash investing and financing activities
Common stock issued in conversions of notes payable	$21,980	$-
Issuance of warrants	$6,297	$-
Acquisition of right-of-use asset	$139	$-
Foreign currency translation adjustment	$665	$101
Unrealized (loss) gain on investment securities, available-for-sale	$(14)	$33

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2025 and September 30, 2024:

	September 30,	September 30,
	2025	2024
Cash and cash equivalents	$72,832	$16,523
Restricted cash, current	328	270
Restricted cash, net of current portion	1,374	1,572
Cash, cash equivalents, and restricted cash	$74,534	$18,365

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

As of September 30, 2025, the Company had total liquidity of $99.5 million including $72.8 million in cash and cash equivalents and $26.7 million in short-term investment securities. In addition, the Company has approximately $46.2 million availability under its current at-the-market (“ATM”) facility as of September 30, 2025, subject to certain market conditions, such as trading prices and volumes. On October 23, 2024, the Company issued $45.0 million in senior secured convertible notes for gross proceeds of $41.4 million and has a remaining commitment pursuant to the convertible note facility of $30.0 million, subject to certain limitations (see Note 6. Notes Payable and Derivative Liability). On February 4, 2025, the Company sold shares of common stock and warrants to purchase common stock for net proceeds of approximately $7.8 million (see Note 7. Warrant Liability). Based on the current operating plan, the Company anticipates having sufficient cash and cash equivalents to fund operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024. The information as of December 31, 2024 included in the condensed consolidated balance sheets was derived from those audited financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts therein. The most significant estimates and assumptions relate to valuations of intangibles, derivatives, and warrants, revenue recognition, inventory valuation, valuation of share-based payments, income taxes, depreciable lives assessment and related disclosure of contingent assets and liabilities. Due to the inherent uncertainty involved, actual results reported in future periods could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of September 30, 2025, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the three months ended September 30, 2025, an automotive manufacturer and an automotive supplier accounted for $0.2 million and $0.1 million of total revenue, respectively, representing 80% and 12% of total revenue, respectively. For the same period in 2024, three customers accounted for $0.1 million, $0.1 million, and $0.1 million of total revenue, representing 65%, 16%, and 11% of total revenue, respectively.

For the nine months ended September 30, 2025, a leading manufacturer of agricultural equipment, an automotive supplier, and an automotive manufacturer accounted for $0.5 million, $0.2 million, and $0.2 million of total revenue, respectively, representing 51%, 20%, and 18% of total revenue, respectively. For the same period in 2024, three customers accounted for $1.7 million, $0.6 million, and $0.3 million of total revenue, representing 55%, 20%, and 10% of total revenue, respectively.

As of September 30, 2025, accounts receivable related to these customers accounted for 86% of total accounts receivable, net of allowances on the condensed consolidated balance sheets.

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss available for common shareholders - basic and diluted	$(14,217)	$(15,517)	$(57,225)	$(65,760)
Denominator:
Weighted-average common shares outstanding - basic and diluted	295,461	213,004	262,235	206,164

Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.22)	$(0.32)

For the three and nine months ended September 30, 2025 and 2024, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive:

	September 30,	September 30,
(in millions)	2025	2024
Outstanding options exercisable	0.7	0.7
Nonvested restricted and performance stock units	14.2	12.7
Shares of common stock that may be issued through conversion of the derivative liability	17.4	-
Shares of common stock that may be issued through the exercise of warrants	5.8	-

4. REVENUE RECOGNITION

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$28	$213	$-	$241
Total	$28	$213	$-	$241

	Nine Months Ended September 30, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$566	$379	$-	$945
Transferred over time	-	-	40	40
Total	$566	$379	$40	$985

	Three Months Ended September 30, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$65	$125	$-	$190
Total	$65	$125	$-	$190

	Nine Months Ended September 30, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,617	$323	$106	$3,046
Total	$2,617	$323	$106	$3,046

Contract Balances

Under Topic 606, the Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Unconditional rights to consideration are included within accounts receivable, net of allowances in the condensed consolidated balance sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	September 30,	December 31,
	2025	2024	$ Change	% Change

Contract assets and accounts receivable	$40	$926	$(886)	(95.7)
Contract liabilities	(147)	(308)	161	(52.3)
Net contract (liabilities) assets	$(107)	$618	$(725)	(117.3)

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of September 30, 2025.

Transaction Price Allocated to the Remaining Performance Obligations

The remaining balance of the contract liabilities was approximately $0.1 million as of September 30, 2025. The Company expects to recognize 100% of this revenue over the next 12 months.

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of September 30, 2025 and December 31, 2024 (in thousands). These tables do not include cash held in money market savings accounts.

As of September 30, 2025	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$17,034	$-	$17,034
U.S. Treasury securities	-	9,642	-	9,642
	$-	$26,676	$-	$26,676

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$14,001	$-	$14,001
U.S. Treasury securities	-	6,215	-	6,215
	$-	$20,216	$-	$20,216

Short-term investments are summarized below as of September 30, 2025 and December 31, 2024 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of September 30, 2025
Investment securities, available for sale:
Corporate debt securities	$17,024	$11	$(1)	$17,034
U.S. Treasury securities	9,639	3	-	9,642
	$26,663	$14	$(1)	$26,676

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2024
Investment securities, available for sale:
Corporate debt securities	$13,984	$18	$-	$14,002
U.S. Treasury securities	6,206	8	-	6,214
	$20,190	$26	$-	$20,216

The maturities of the investment securities, available-for-sale as of September 30, 2025 and December 31, 2024 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2025
Maturity date
Less than one year	$26,663	$14	$(1)	$26,676
	$26,663			$26,676

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2024
Maturity date
Less than one year	$20,190	$26	$-	$20,216
	$20,190			$20,216

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2025 and December 31, 2024 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of September 30, 2025
Corporate debt securities	$5,327	$(1)	$-	$-	$5,327	$(1)
U.S. Treasury securities	2,668	-	-	-	2,668	-
	$7,995	$(1)	$-	$-	$7,995	$(1)

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2024
Corporate debt securities	$1,245	$-	$-	$-	$1,245	$-
U.S. Treasury securities	-	-	-	-	-	-
	$1,245	$-	$-	$-	$1,245	$-

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

On February 3, 2025, the Company entered into a Letter Agreement with the Holder related to the Note. As a result of the Letter Agreement, the Holder elected to early convert $8.8 million of outstanding principal into 11,725,337 shares of the Company’s common stock. Additionally, as a result of the Letter Agreement, the Holder agreed to defer $11.6 million of principal repayments to seven monthly payments of $1.7 million beginning on September 1, 2025 and concluding on March 1, 2026. The Letter Agreement represented a modification requiring extinguishment accounting in accordance with ASC 470. As a result of the modification, a realized loss on debt modification of $4.7 million and interest expense of $2.1 million for the nine months ended September 30, 2025 were recorded on the condensed consolidated statement of operations.

On September 2, 2025, the Company repaid $5.5 million principal in accordance with the Holder’s redemption election pursuant to the terms of the Note. Subsequent to the date of these financial statements, on October 1, 2025 and November 3, 2025, the Company repaid an additional $5.5 million principal on each date, resulting in $19.5 million remaining principal outstanding, inclusive of the 10% repayment premium.

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

Supplemental balance sheet information is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Amount repayable at maturity	$30,525	$47,575
Unamortized debt discount	(1,562)	(12,021)
Unamortized issuance costs	-	(2,552)
Net carrying amount	$28,963	$33,002

Interest expense related to the amortization of the debt discount and issuance costs was $2.2 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively, and $7.9 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively. Total interest expense for the three and nine months ended September 30, 2025 and 2024 is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization of debt discount and issuance costs	$(2,191)	$-	$(7,858)	$-
Interest expense from modification of notes payable	-	-	(2,057)	-
Discount on warrants (see Note 7. Warrant Liability)	-	-	(7,325)	-
Other interest expense	(6)	(21)	(30)	(51)
Total interest expense	$(2,197)	$(21)	$(17,270)	$(51)

The monthly effective interest rate implicit in the Note as of September 30, 2025 under the interest method was 2.34%.

Maturities of partial repayments, if elected by the Holder, are as follows as of September 30, 2025:

(in thousands)
Years Ended December 31,	Maturities
2025 (remainder)	$16,500
2026	14,025
Total partial repayments	$30,525

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

The fair value of derivatives not designated as hedging instruments as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Derivative liability	$1,856	$14,581
Total	$1,856	$14,581

Unrealized gains and losses associated with derivatives not designated as hedging instruments for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Unrealized gain on derivative liability	$1,059	$-	$3,853	$-

Fair Value Measurements

The fair value of the derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2025 and December 31, 2024 (in thousands). See Note 5. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of September 30, 2025	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$1,856
Total	$-	$-	$1,856

As of December 31, 2024	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$14,581
Total	$-	$-	$14,581

The table below lists the inputs and assumptions for the Company’s valuations as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Expected term (years)	1.0	1.75
Risk-free interest rate	3.65%	4.18%
Dividend yield	0%	0%
Volatility	89.14%	78.02%
Discount rate	50.0%	50.0%

7. WARRANT LIABILITY

On February 3, 2025, the Company entered into a new Securities Purchase Agreement (the “2025 Purchase Agreement”) with an institutional investor. In exchange for $8.0 million, the Holder agreed to purchase 5,750,225 shares of common stock (the “closing shares”) and warrants to purchase up to 5,750,225 shares of common stock at an exercise price of $1.57 per share (the “warrants”). On February 4, 2025, the 2025 Purchase Agreement closed for net proceeds of approximately $7.8 million, inclusive of all fees and expenses related to the transaction. The warrants are exercisable beginning August 4, 2025 and expire on August 4, 2030. There have been no exercises of warrants as of September 30, 2025.

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

The fair value of warrants as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Warrant liability	$4,059	$-
Total	$4,059	$-

Unrealized gains and losses associated with warrants are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Unrealized (loss) gain on warrant liability	$(326)	$-	$2,238	$-

Interest expense of $7.3 million representing the discount on the transaction was recorded on the condensed consolidated financial statements for the nine months ended September 30, 2025.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2025 and December 31, 2024 (in thousands). See Note 5. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of September 30, 2025	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$4,059
Total	$-	$-	$4,059

As of December 31, 2024	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$-
Total	$-	$-	$-

The fair value of the warrants is measured using the Black-Scholes option pricing model as of the measurement dates. The table below lists the inputs and assumptions for the Company’s valuations as of September 30, 2025 and upon initial measurement as of February 4, 2025:

	September 30,	February 4,
	2025	2025
Expected term (years)	4.9	5.5
Risk-free interest rate	3.73%	4.34%
Dividend yield	0%	0%
Volatility	71.25%	80.14%

8. FINANCIAL STATEMENT COMPONENTS

The following financial statement components have significant balances as of September 30, 2025.

Inventory

Inventory consists of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Raw materials	$3,096	$1,616
Work in process	-	-
Finished goods	5,035	678
	$8,131	$2,294

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Property and Equipment

Property and equipment consists of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Production equipment	$6,140	$6,140
Leasehold improvements	4,080	3,957
Computer hardware and software/lab equipment	12,347	12,211
Office furniture and equipment	5,548	4,973
	28,115	27,281
Less: Accumulated depreciation	(21,541)	(20,220)
	$6,574	$7,061

Depreciation expense was $0.4 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Intangible Assets

The components of intangible assets were as follows as of September 30, 2025 and December 31, 2024:

As of September 30, 2025	Gross		Accumulated	Net	Weighted Average Remaining
	Carrying	Accumulated	Impairment	Carrying	Period
(in thousands)	Amount	Amortization	Expense	Amount	(Years)
Acquired technology	$20,172	$5,710	$4,181	$10,281	12
	$20,172	$5,710	$4,181	$10,281

As of December 31, 2024	Gross		Accumulated	Net	Weighted Average Remaining
	Carrying	Accumulated	Impairment	Carrying	Period
(in thousands)	Amount	Amortization	Expense	Amount	(Years)
Acquired technology	$20,172	$5,019	$4,181	$10,972	13
	$20,172	$5,019	$4,181	$10,972

Amortization expense was $0.2 million and $0.5 million for the three months ended September 30, 2025 and 2024, and $0.7 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively.

During the quarter ended June 30, 2024, management identified various factors related to the 2024 restructuring events (see Note 14. Restructuring Charges) that collectively indicated that it is more-likely-than-not that the fair value of the Company’s Reference software intangible asset was less than its carrying amount as of June 30, 2024. As of June 30, 2024, prior to impairment, the fair value was $4.5 million. As a result, the Company performed an impairment assessment for intangibles in accordance with ASC 360, Property, Plant and Equipment. The June 30, 2024 impairment test indicated a decline in the carrying amount of the Reference software intangible asset and a reduction in the asset’s useful life, resulting in a non-cash impairment charge of $3.0 million, which is included in impairment loss on intangible assets on the condensed consolidated statement of operations. The fair value of the Reference software subsequent to impairment was $1.4 million and is included within intangible assets, net on the condensed consolidated balance sheets. There was no impairment of intangible assets during the nine months ended September 30, 2025.

The following table outlines estimated future amortization expense related to intangible assets held as of September 30, 2025 by line item on the condensed consolidated statement of operations (in thousands):

		Research and
	Cost of	Development
Years Ended December 31,	Revenue	Expense	Total
2025 (remainder of the year)	$217	$11	$228
2026	869	30	899
2027	829	2	831
2028	825	-	825
2029	825	-	825
Thereafter	6,673	-	6,673
	$10,238	$43	$10,281

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

The following table summarizes the amount of share-based compensation expense by line item on the condensed consolidated statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$833	$782	$1,862	$3,378
Sales, marketing, general and administrative expense	(2,436)	1,644	386	6,144
	$(1,603)	$2,426	$2,248	$9,522

During the three months ended September 30, 2025, $4.2 million of expense previously recognized within sales, marketing, general and administrative expense was reversed related to the forfeiture of awards in connection with the CEO separation that occurred during the same period.

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2025 (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2025	666	$1.43	2.0	$160

Exercisable as of September 30, 2025	666	$1.43	2.0	$160

As of September 30, 2025, there was no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the nine months ended September 30, 2025 (in thousands, except per share data):

		Weighted-Average
	Shares	Price
Unvested as of December 31, 2024 ¹	12,913	$1.53
Granted	12,002	1.16
Vested	(3,234)	1.65
Forfeited	(7,524)	1.33
Unvested as of September 30, 2025	14,157	$1.29

[1]	The number of unvested RSUs and PSUs and the weighted-average price as of December 31, 2024 reported in this Note has been adjusted to 12,913 from 12,013 and to $1.53 from $1.51, respectively, as reported in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, due to the correction of an administrative error. The correction resulted in no change to the previously issued financial statements and the Company deems the administrative error not material from a quantitative or qualitative perspective.

During the nine months ended September 30, 2025, the Company granted 2,640,000 shares to non-executive employees for annual and short-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately or over three or four years.

During the nine months ended September 30, 2025, the Company granted 9,318,000 shares to executive employees and directors for annual, short-term incentive, and long-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately, over one year, or over three years.

During the nine months ended September 30, 2025, the Company granted 45,000 shares to non-employees. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately.

As of September 30, 2025, unrecognized share-based compensation related to RSUs was $7.6 million, which will be expensed over the next 2.0 years. Unrecognized share-based compensation related to executive PSUs was $3.7 million, which will be expensed over the next 0.7 years.

10. LEASES

The Company leases office space and certain equipment under operating and finance leases. All leases have remaining lease terms of less than eight years. Office lease agreements include both lease and non-lease components, which are accounted for separately. Finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless the Company is reasonably certain to exercise the purchase option.

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

In December 2023, the Company entered into a lease agreement for office space in Hamburg, Germany which commenced in November 2024. The lease, which expires in November 2029, includes an option to extend the term for two three-year renewal periods.

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$797	$629	$2,559	$1,964
Finance lease expense:
Amortization of leased assets	3	-	9	-
Interest on lease liabilities	1	-	1	-
Total finance lease expense	4	-	10	-
Total lease expense	$801	$629	$2,569	$1,964

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,188	$1,944
Operating cash flows from finance leases	10	-

Supplemental balance sheet information related to leases is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Operating leases
Operating lease right-of-use assets	$15,365	$16,746

Operating lease liabilities, current	3,154	2,682
Operating lease liabilities, net of current portion	14,434	15,954
Total operating lease liabilities	$17,588	$18,636

Finance leases
Property and equipment, at cost	$157	$112
Accumulated depreciation	(120)	(112)
Property and equipment, net	$37	$-

Weighted Average Remaining Lease Term
Operating leases	6.0 years	6.8 years
Finance leases	2.5 years	n/a

Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Finance leases	5.5%	n/a

As of September 30, 2025, maturities of lease liabilities are as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	Leases	Leases
2025 (remainder of year)	$870	$4
2026	3,420	16
2027	3,449	16
2028	3,386	7
2029	3,309	5
Thereafter	5,716	-
Total minimum lease payments	20,150	48
Less: amount representing interest	(2,562)	(3)
Present value of capital lease liabilities	$17,588	$45

11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA L sensor inventory to support direct sales to both automotive and non-automotive customers. During the quarter ended December 31, 2024, the Company entered into an additional purchase commitment with the existing contract manufacturing partner of $1.8 million. Remaining future minimum payments of approximately $2.0 million are expected to be made by the Company through the remainder of 2025 and 2026.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

12. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of September 30, 2025, the sale of 77.6 million shares for net proceeds of $99.9 million had been completed. As of September 30, 2025, approximately $46.2 million was available under this sales agreement.

13. INCOME TAXES

The Company recognized income tax expense of $0.2 million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million during the nine months ended September 30, 2025 and 2024, respectively. Income tax expense for the nine months ended September 30, 2025 was largely the result of income in foreign jurisdictions, partially offset by a deferred income tax benefit generated by the reduction to a deferred tax liability created as a result of the acquisition of Ibeo assets in the first quarter of 2023. The change in income tax expense during the quarter ended September 30, 2025 was largely the result of profitability in foreign jurisdictions.

As of September 30, 2025, the Company continues to have no unrecognized tax positions.

14. RESTRUCTURING CHARGES

In the first half of 2024, to better align the Company’s resources to support business needs, the Company reduced the global workforce by approximately 37%. The Company recognized approximately $5.8 million in restructuring and related reorganization charges during the nine months ended September 30, 2024 which is recorded within research and development expense and sales, marketing, general and administrative expense on the condensed consolidated statement of operations. The charges were predominately related to employee severance and benefit costs. Consistent with the impairment analysis for this period, the workforce reduction and restructuring included, among other things, impacts from the de-emphasis on the Company’s MOSAIK software business. There were no restructuring charges during the nine months ended September 30, 2025.

15. SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, on October 1, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) with Scantinel Photonics GmbH (“Scantinel”), a Germany-based developer of 1550nm FMCW LiDAR technology, pursuant to which, subject to the satisfaction or waiver of closing conditions, the Company has agreed to acquire from Scantinel certain assets related to Scantinel’s 1550nm FMCW ultra-long range LiDAR sensor business. Under the APA, the Company has also agreed to advance operating funds to support Scantinel’s operations prior to closing.

In preparation for the acquisition, the Company is establishing a new entity pursuant to German law (“NewCo”) to facilitate the purchase of certain assets of Scantinel pursuant to the APA for approximately $0.4 million. The Company is working with certain strategic funding partners to jointly invest in NewCo, both prior and subsequent to the closing of the acquisition.

The acquisition of Scantinel’s assets by NewCo is expected to close prior to December 31, 2025. Completion of the transaction remains subject to closing conditions, including obtaining clearance from the German Federal Ministry for Economic Affairs and Energy, and will only occur once these closing conditions have been met or waived. The APA also provides the Company with the right to withdraw from the APA if certain conditions are not met prior to closing for a fee of $0.2 million. The purchase price, advanced funding, and potential breakage fee are not expected to have a material impact on the Company’s consolidated financial statements.

The purpose of the Company’s acquisition of the Scantinel technology and investment in the go-forward business is to expand the Company’s product portfolio, broaden its addressable market, and develop key strategic and commercial partnerships.

On October 17, 2025 and November 7, 2025, the Company advanced operating funds of $0.6 million on each date to Scantinel. The Company expects to advance up to an additional $0.6 million in operating funds prior to closing.

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

Recently, we entered into an Asset Purchase Agreement to acquire Scantinel Photonics GmbH (“Scantinel”), a Germany-based developer of 1550 nm FMCW lidar technology. This acquisition will add the complementary technology of FMCW-based lidar to our product portfolio, giving us the unique advantage amongst our peer of offering both Time-of-Flight and FMCW sensors.

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

Results of Operations

Revenue

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$241	$190	$51	26.8
Nine Months Ended September 30,	985	3,046	(2,061)	(67.7)

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

The decrease in revenue for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to higher sales of sensors to industrial customers in the 2024 period driven by shipments of MOVIA L sensors to Daimler Truck North America and affiliates as part of RFQ evaluation processes.

Cost of Revenue

(in thousands)	2025	% of revenue	2024	% of revenue	$ change	% change
Three Months Ended September 30,	$957	397.1	$583	306.8	$374	64.2
Nine Months Ended September 30,	2,223	225.7	3,414	112.1	(1,191)	(34.9)

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The decrease in cost of revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to decreased revenue and the revenue mix.

Research and Development Expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$7,978	$8,736	$(758)	(8.7)
Nine Months Ended September 30,	23,039	40,251	(17,212)	(42.8)

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

The decrease in research and development expense during the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a reduced workforce resulting in lower salary and benefits expense of $0.5 million and lower IT and software costs of $0.3 million, partially offset by higher building costs of $0.4 million and higher travel costs of $0.3 million.

The decrease in research and development expense during the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a reduced workforce resulting in lower salary and benefits expense of $8.5 million, lower restructuring charges of $5.1 million, lower purchased services of $1.7 million, lower IT and software costs of $0.8 million, and lower direct materials and equipment costs of $0.4 million, partially offset by higher building costs of $0.6 million.

Sales, marketing, general and administrative expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$4,027	$6,599	$(2,572)	(39.0)
Nine Months Ended September 30,	17,140	23,423	(6,283)	(26.8)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to lower non-cash share-based compensation expense of $4.2 million from the reversal of previously recognized expense related to the forfeiture of awards in connection with the CEO separation that occurred in the three months ended September 30, 2025, and lower professional service fees of $0.3 million, partially offset by higher severance expense of $1.2 million and advertising costs of $0.3 million and higher travel costs of $0.3 million.

The decrease in sales, marketing, general and administrative expense during the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to lower non-cash share-based compensation expense of $4.2 million from the reversal of previously recognized expense related to the forfeiture of awards in connection with the CEO separation that occurred in the three months ended September 30, 2025, lower salary and benefits expense of $2.8 million, lower restructuring charges of $0.7 million, and lower trade show expense of $0.4 million, partially offset by higher purchased services of $0.4 million, higher building costs of $0.4 million, higher recruiting costs of $0.4 million, higher travel costs of $0.3 million, and higher advertising costs of $0.3 million.

Impairment loss on intangible assets

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$-	$-	$-	-
Nine Months Ended September 30,	-	3,027	(3,027)	(100.0)

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

Interest expense

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$(2,197)	$(21)	$(2,176)	10,361.9
Nine Months Ended September 30,	(17,270)	(51)	(17,219)	33,762.7

The increase in interest expense during the three months ended September 30, 2025 compared to the same period in 2024 relates to non-cash interest expense related to amortization of the debt discount on notes payable.

The increase in interest expense during the nine months ended September 30, 2025 compared to the same period in 2024 relates to $7.3 million of non-cash interest expense representing the discount on the 2025 Purchase Agreement for warrants and shares of common stock (see Part I, Item 1, Note 7. Warrant Liability), $7.9 million of non-cash interest expense related to amortization of the debt discount and issuance costs on notes payable, and $2.1 million of non-cash interest expense related to the modification of notes payable (see Part I, Item 1, Note 6. Notes Payable and Derivative Liability).

Unrealized gain on derivative liability

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$1,059	$-	$1,059	-
Nine Months Ended September 30,	3,853	-	3,853	-

Unrealized gain on derivative liability reflects the revaluation of our derivative liability associated with notes payable as of September 30, 2025. Due to the decrease in the fair value of the derivative liability as of September 30, 2025, we recognized an unrealized gain. See Part I, Item 1, Note 6. Notes Payable and Derivative Liability for additional discussion.

Unrealized (loss) gain on warrant liability

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$(326)	$-	$(326)	-
Nine Months Ended September 30,	2,238	-	2,238	-

Unrealized (loss) gain on warrant liability reflects the revaluation of our warrant liability as of September 30, 2025. During the three months ended September 30, 2025, due to the increase in the fair value of the warrant liability during the period, we recognized an unrealized loss. During the nine months ended September 30, 2025, due to the decrease in the fair value of the warrant liability during the period, we recognized an unrealized gain. See Part I, Item 1, Note 7. Warrant Liability for additional discussion.

Realized loss on debt extinguishment

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$-	$-	$-	-
Nine Months Ended September 30,	(4,654)	-	(4,654)	-

As a result of the debt modification during the nine months ended September 30, 2025, we recognized a loss on extinguishment of notes payable. See Part I, Item 1, Note 6. Notes Payable and Derivative Liability for additional discussion.

Other income

(in thousands)	2025	2024	$ change	% change
Three Months Ended September 30,	$140	$318	$(178)	(56.0)
Nine Months Ended September 30,	363	1,764	(1,401)	(79.4)

The decrease in other income during the three and nine months ended September 30, 2025 compared to the same period in 2024 is primarily due to decreased interest income.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of September 30, 2025, we had $72.8 million in cash and cash equivalents and $26.7 million in short-term investment securities. Also on that date, we had approximately $46.2 million availability left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024. In addition, we have a remaining commitment pursuant to the convertible note facility of $30.0 million, subject to certain limitations. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $43.3 million during the nine months ended September 30, 2025 compared to cash used in operating activities of $53.5 million during the same period in 2024. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as share-based compensation, intangible impairment expense, depreciation and amortization charges, unrealized gains and losses, and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to decreased operating expenses related to personnel. We expect to make minimum payments to our contract manufacturing partner in connection with the production of MOVIA L sensor inventory of approximately $2.0 million during the remainder of 2025 and 2026 in line with agreed-upon deliveries.

Investing activities

During the nine months ended September 30, 2025, net cash used in investing activities was $6.6 million compared to net cash used in investing activities of $3.8 million during the same period in 2024. During the nine months ended September 30, 2025, we purchased short-term investment securities totaling $32.9 million and sold short-term investment securities totaling $26.7 million, compared to purchases of $25.6 million and sales of $28.3 million in the same period of 2024. During the nine months ended September 30, 2024, we made payments totaling $6.3 million related to the acquisition of Ibeo assets.

Financing activities

Net cash provided by financing activities totaled $67.8 million during the nine months ended September 30, 2025, compared to net cash provided by financing activities of $26.2 million during the same period of 2024. During the nine months ended September 30, 2025, we repaid $5.0 million principal on our outstanding note payable plus a 10% repayment premium. Net proceeds from issuance of common stock and warrants were $73.3 million during nine months ended September 30, 2025 compared to $26.1 million during the same period in 2024.

The following is a list of our financing activities during 2025 and 2024.

●	In February 2025, we entered into a securities purchase agreement for the purchase of 5,750,225 shares of our common stock and warrants to purchase 5,750,225 shares of our common stock for $1.57 per share. We received proceeds, net of all costs, of $7.8 million.
●	In October 2024, we entered into a securities purchase agreement for the purchase of senior secured convertible notes with an institutional investor. The principal amount for the initial note is $45.0 million, with an option for us to issue additional principal in the amount of $30.0 million of convertible notes to the holder, subject to certain limitations. We received proceeds, net of all costs, of $38.1 million.
●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of September 30, 2025, we completed sales under such sales agreement of 77.6 million shares for net proceeds of $99.9 million. As of September 30, 2025, we had approximately $46.2 million available under this sales agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risk

As of September 30, 2025, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures. In the current macroeconomic environment, interests rate changes are unpredictable and inflationary pressures uncertain.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of September 30, 2025, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of September 30, 2025, are as follows (in thousands):

(in thousands)	Amount	Percent
Cash and cash equivalents	$72,832	73.2%
Less than one year	26,676	26.8%
	$99,508	100.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of September 30, 2025, we had an accumulated deficit of $919.5 million.
●	We incurred net losses of $862.3 million from inception through 2024, and a net loss of $57.2 million during the nine months ended September 30, 2025.

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

Additional capital may not be available to us or, if available, may not be available at a level or on terms acceptable to us or on a timely basis. Raising additional capital may involve issuing securities with rights and preferences that are senior to our common stock and may dilute the value of our current shareholders’ investment in us. Moreover, raising capital through the sale of our equity securities is dependent upon the availability of the requisite shares of authorized stock, which is driven by the market price of our stock and the approval of our stockholders. As of September 30, 2025, we had approximately 158.9 million authorized shares of common stock available for issuance. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Risks Related to our Financial Statements and Results

Our revenue is generated from a small number of customers, and as we have experienced recently and in the past, losing a significant customer negatively impacts our revenue.

For the nine months ended September 30, 2025, a leading manufacturer of agriculture equipment accounted for $0.5 million in revenue, representing 51% of our total revenue. An automotive supplier accounted for $0.2 million in revenue, representing 20% of our total revenue. An automotive manufacturer accounted for $0.2 million in revenue, representing 18% of our total revenue. For the nine months ended September 30, 2024, a leading supplier of agricultural equipment accounted for $1.7 million in revenue, representing 55% of our total revenue as part of a last-time buy of a legacy product. Additionally, a major global trucking OEM accounted for $0.6 million in revenue, representing 20% of our total revenue, and an automotive supplier accounted for $0.3 million in revenue, representing 10% of our total revenue. Our revenue has been negatively effected by the loss of certain of these customers and could continue to be if not replaced with new, materially equivalent customer wins.

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

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending November 5, 2025, our common stock has traded at a low of $0.80 and a high of $1.95. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the nine months ended September 30, 2025, we incurred a loss per share of $0.22.

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

On November 5, 2025, the closing price of our common stock was $1.08 per share.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

4.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (1)
10.1	Employment Letter with Chief Executive Officer G. DeVos dated September 2025
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: November 12, 2025	By	/s/ Glen DeVos
Glen DeVos
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2025	By	/s/ Anubhav Verma
Anubhav Verma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

