Form 10-K
period 2025-12-31
MICROVISION, INC.
filed 2026-03-04
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $313.8 million (based upon the closing price of $1.14 per share for the registrant’s common stock as reported by the Nasdaq Global Market on that date).

The number of shares of the registrant’s common stock outstanding as of February 26, 2026 was 306,579,855.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

MICROVISION, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

ITEM 1. BUSINESS

Overview

MicroVision, Inc. is defining the next generation of lidar-based perception solutions for automotive, industrial, and security & defense markets. We deliver integrated hardware and software solutions designed for real-world performance, automotive-grade reliability, and economic scalability. Our diverse portfolio of lidar sensors, with both short- and long-range lidar solutions, feature solid-state sensors with varying wavelengths, advanced sensor architectures, design-to-cost engineering, and open software solutions.

Our solutions enable advanced driver assistance systems, or ADAS, and autonomy features for customers in a wide range of markets, including automotive, industrial, and security & defense. Target industrial sectors include robotics, automated warehouse, agriculture, and mining. Our integrated hardware and software solutions enable intelligent autonomous, active safety, and automation systems which depend on secure, cost-effective, and energy-efficient solutions. Our software has been developed in close collaboration with automotive customers and also has broad application in industrial, defense, and commercial vehicle sectors.

With engineering teams in the U.S. and Germany, we develop and supply integrated solutions, incorporating application software and processing data from differentiated sensor systems. Our extensive experience in developing and productizing core lidar hardware and software components, along with our expertise in edge computing, positions us as a valuable commercial partner capable of delivering high-value, low-power products.

Founded in 1993, MicroVision, Inc. is a pioneer in laser beam scanning, or LBS technology, which is based on our patented technology in micro-electromechanical systems, or MEMS, laser diodes, opto-mechanics, electronics, algorithms and software and how those elements are packaged into a small form factor. Throughout our history, we have combined our proprietary technology with our development expertise to create innovative solutions to address existing and emerging market needs, such as augmented reality microdisplay engines; interactive display modules; consumer lidar components; and, more recently, lidar sensors and software solutions for automotive, industrial, and security & defense markets.

In January 2023, we acquired certain strategic assets of Germany-based Ibeo Automotive Systems GmbH, which was founded in 1998 as a lidar hardware and software provider. Ibeo developed and launched the first lidar sensor to be automotive qualified for serial production with a premium, or Tier 1, automotive supplier and that is currently available in passenger cars by premium original equipment manufacturers, or OEMs. Ibeo developed software solutions, including perception and validation software, also used by premium OEMs. In addition, Ibeo sold its products for non-automotive uses such as industrial, agriculture, smart infrastructure, and robotics applications.

In January 2026, we completed the acquisition of assets from Scantinel Photonics GmbH, based in Germany. Scantinel develops a unique lidar-on-chip solution, utilizing 1550nm frequency-modulated continuous wave, or FMCW, technology. Our 1550nm FMCW lidar solution has applications for long-range use cases across our target markets, with particularly compelling advantages for the commercial vehicle market.

In February 2026, we completed the strategic acquisition of assets primarily comprising the worldwide lidar business of Luminar Technologies, Inc. The acquired assets include the IRIS sensor, a 1550nm time-of-flight long-range lidar, and its next generation HALO sensor, built off the same architecture as IRIS but with improved performance and reduced size and cost. The automotive-grade IRIS sensor achieved start of production in April 2024, with subsequent deliveries used in vehicles for road data collection and system training. The acquisition also included SENTINEL, under development as a full-stack software platform supporting safety and autonomy applications for passenger vehicles and commercial trucks.

Our hardware solutions include a broad and multi-featured portfolio of lidar sensors, which can be integrated with our software or with our customers’ software, targeted for sale to automotive OEMs and Tier 1 suppliers, industrial mobility and autonomy companies, and security & defense contractors. Our lidar sensors, all solid state, include MOVIA™, a flash-based short- to mid-range sensor; MAVIN™, a MEMS-based 905nm long-range sensor capable of small object detection; IRIS and HALO, each a 1550nm long-range sensor; and our Scantinel 1550nm long-range FMCW lidar. Our software stack has met the rigorous requirements of automotive qualification and incorporates advanced features, like localization and fusion. We also develop customer-specific application software, allowing expansion into a wide array of sectors.

In 2025, we recorded an impairment charge of $10.1 million in connection with perception software acquired from Ibeo, a $9.9 million write-down of select MOVIA L sensor inventory, as well as a $2.2 million impairment charge associated with certain production machinery and tooling equipment related to our MAVIN sensor. Additionally, in 2025, we recorded an adverse purchase commitment of $3.2 million related to the production of select MOVIA L sensor inventory. See Part II, Item 8, Note 9. Financial Statement Components for additional discussion. (Note that the application of accounting rules related to asset impairment involve assessment of recorded book value but do not necessarily impact resale value.)

In 2024, we reduced the dedicated resources and investment into further development of our MOSAIK™ suite a tool for validating vehicle sensors for ADAS and autonomous driving, or AD, applications. Specifically, in 2024, in an effort to better align our resources with our product plan, we restructured and reorganized our workforce and related expenditures to strategically focus on our perception software and MAVIN and MOVIA products. While this 41% reduction in workforce added approximately $6.0 million to our fiscal year 2024 expenses, this action extended our financial runway through reduced personnel expenses and other operational efficiencies. See Part II, Item 8, Note 14. Restructuring Charges for additional discussion.

In the recent past, we developed micro-display concepts and designs for use in head-mounted augmented reality, or AR, headsets and developed a 1440i MEMS module supporting AR headsets. This technology was integrated into products marketed to consumer and military sectors.

We have incurred significant losses since inception and we expect to continue to incur significant losses in the near term. We have funded our operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. In October 2024, we entered into a securities purchase agreement with an institutional investor for the sale of up to $75.0 million in senior secured convertible notes. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability. In February 2025, we entered into another securities purchase agreement with the same institutional investor for the issuance and sale of $8.0 million in shares of common stock, plus warrants to purchase additional shares of common stock for approximately $9.0 million. See Part II, Item 8, Note 8. Warrant Liability. In February 2026, we entered into a securities purchase and exchange agreement with the same investor, pursuant to which we issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million. See Part II, Item 8, Note 17. Subsequent Events for additional discussion.

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

Our Industry and Market Strategy

Our perception solutions address autonomy and mobility opportunities and challenges in a variety of markets, with our primary focus being automotive ADAS and AD; industrial markets, including robotics, warehouse automation, agriculture, and mining; and security & defense applications.

Our lidar sensors and software were initially developed to address the needs of the Level 2+, or L2+, and Level 3, or L3, ADAS markets to be used in automotive safety and autonomous driving applications. Our solution-based development approach recognizes two key realities of the L2+ and L3 markets: that safety is mission critical and that automotive OEMs require cost efficiency and integration adaptability. With these factors in mind, we believe that our wide array of technologically diverse lidar sensors and software support critical safety needs by providing ADAS features, such as automatic emergency braking, forward collision warning, and automatic emergency steering, and other performance attributes that passenger vehicle and commercial trucking OEMs require at an acceptable price point.

In the industrial sector, we believe that our core technology is integral in the automated guided vehicle, or AGV, and autonomous mobile robot, or AMR, markets. We target our solutions for sale to OEMs in the AGV and AMR markets, as well as to companies in sectors that use their products. The advancement of warehouse and stockyard automation, integrated autonomous supply chains, and enhanced pickup and delivery systems requires cutting-edge innovation in the sensor systems guiding AMRs and traditional AGVs. Smart farming and automated mining operations improve safety, efficiency, productivity, and sustainability by leveraging our lidar sensors and software solutions.

Moreover, we tailor our solutions to meet the needs of industrial and automotive OEMs, integrating our lidar and edge computing to support high-level capabilities, save development cost and time for OEMs with no training required for our sensor-fused output, reduce system cost by requiring fewer and cheaper sensors and reduced processing, and enable seamless integration with an OEM’s existing architecture. Our unique solution for the AGV/AMR and the L2+/L3 markets, we believe, has the potential to achieve our goal of enabling mission-critical safety systems while solving for OEMs’ cost and integration objectives.

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

Beyond industrial and automotive, our strategy includes targeting our hardware-only and integrated solutions and core technologies for security & defense applications. Drawing on MicroVision’s history as a supplier of innovative technology to the military, such as its high-definition wearable display technologies, we believe our solutions and technologies provide compelling use cases in the expanding defense tech sector.

In 2025, we established our Aerial Systems team, with deep experience in aeronautical engineering, avionics, unmanned aerial systems, or UAS, development, and related software, to accelerate development of our lidar-based perception systems for drones, unmanned guided vehicles, or UGVs, and mobile autonomous vehicles. Our solid-state lidar imaging and advanced software offers a drone-agnostic solution for a broad range of intelligence, surveillance, and reconnaissance, or ISR, mapping, and other security & defense applications.

Our Technology and Competitive Strength

We believe a significant competitive strength for us today is the technological depth and breadth of our lidar sensors, as well as our related software. The key differentiator for our offerings lies in our capability to provide an integrated and validated hardware and software solution for automotive and industrial customers. Core to our lidar sensors, software, and custom ASICs is proprietary technology that we have been developing, refining, productizing and protecting for nearly 30 years.

Our flash-based, solid-state lidar technology, which comprises our MOVIA family of sensors, was developed according to highly rigorous automotive-grade standards, delivering reliability in a small form factor suitable for a variety of applications in automotive, industrial, and other rugged environments. The robust and versatile MOVIA L sensor has no moving parts and sustains a 50G shock load, while it outputs a high-resolution, 4D point cloud. The smaller MOVIA S is intended to address short-range automotive applications, while also meeting unique needs in industrial and security & defense applications. Integrated with our software, MOVIA sensors have low power consumption requirements and perform well in adverse weather conditions.

Our newly acquired IRIS lidar and variants combine a 1550nm laser, transmitter, and receiver and provide long-range sensing that we expect will meet OEM specifications for advanced safety and autonomy. This technology provides automotive-grade, efficient, and affordable solutions that are scalable, reliable, and optimal for series production. These sensors are dynamically configurable dual-axis scan sensors that detect objects up to 600 meters away over a horizontal field of view of 120° and a software configurable vertical field of view of up to 30°. This provides high point densities in excess of 200 points per square degree that enables long-range detection, tracking, and classification over the whole field of view. IRIS and its variants have been refined to meet the size, weight, cost, power, and reliability requirements of automotive qualified series production sensors.

The IRIS next-generation sensor, called HALO, is being designed for mass adoption in the automotive market. Building off the same 1550nm laser architecture of IRIS, the HALO sensor will incorporate next-generation chip technologies expected to enable a 4x improvement in performance, a 3x reduction in size, a 2x improvement in thermal efficiency, and more than a 2x improvement in cost. HALO is being designed to provide backwards system compatibility to existing customers of IRIS, with a reduced form factor and greater energy efficiency.

Our micro-electromechanical systems, or MEMS-based high-speed lidar sensor, which we call MAVIN, use our pioneering laser beam scanning (LBS) technology. Our patented LBS technology combines a MEMS scanning mirror, laser diode light sources, electronics, and optics that are controlled using our proprietary system control algorithms along with edge computing and machine learning in some systems. The MEMS scanning mirror is a key component of our technology system and is one of our core competencies. Our MEMS scanning mirror is a silicon device that oscillates in a precisely controlled closed loop pattern so that we can place a pixel of light at a precise point. This allows us to generate a projected image pixel-by-pixel for use in lidar sensing and display. Scanning modules with our technology can be designed to operate in one of three different modes: lidar sensing only, display and lidar sensing combined, and display only. Our proprietary scan locking feature ensures that our sensors are immune from interference from sunlight and from other lidar sensors. Although developed for automotive applications, MAVIN is suitable for industrial and security & defense applications that require long-range solutions.

Early applications of our proprietary MEMS and laser-scanning technologies included heads up displays for the U.S. military and automotive systems. The contemplated uses of our technology require incorporation of our components into the products of other companies or partners. More recently, our technology can be found in a Microsoft heads up display product. In the past, we have worked with other global brands to incorporate our core technology into their consumer products.

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

Our Products and Revenue Strategy

Our product suite includes our diverse and multi-featured lidar sensor hardware, as well as integrated software. Our highly diverse array of lidar sensors includes short-, mid-, and long-range sensors, time-of-flight and FMCW, varying wavelengths including 905nm, 940nm, and 1550nm, and flash-based and MEMS-based. Our high-performance, solid-state sensors address mission-critical safety and security applications in automotive, industrial, and security & defense sectors Our sensor hardware solutions are well augmented by our software. We also provide engineering services in connection with these hardware and software products, as well as development of custom application software.

Our perception solutions are targeted for sale to a wide variety of markets, including automotive, industrial, and security & defense. Our software was developed in collaboration with an automotive OEM customer and successfully passed through that OEM’s development qualification processes. Our IRIS, HALO, and MOVIA sensors are also based on technology developed according to automotive-grade standards. The immediate availability of our MOVIA and IRIS sensors support a revenue strategy that includes royalty revenues from automotive production, as well as sales in multiple markets including industrial, smart infrastructure, robotics, and commercial vehicles. Our HALO, FMCW, and MAVIN lidar systems are targeted for sale to automotive OEMs and Tier 1 automotive suppliers, though also suitable for industrial and security & defense applications that require a robust solution with long-range detection.

Our solutions in the automotive industry target ADAS and AD needs of automotive OEMs and Tier 1 automotive suppliers with revenue derived from high-volume supply agreements, as well as non-recurring development revenue.

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

Research and Development

We believe our research and development efforts have earned us a leadership position in the field of lidar sensors and applications as applied to automotive, industrial, security & defense markets. Our ability to attract customers and grow revenue will depend on our ability to maintain our technology leadership, to continually improve performance, reduce costs, and ensure functional safety and flexible design. Our research and development teams as of December 31, 2025 were located in the U.S. and Germany and were comprised of approximately 135 engineering and technical staff in optics, software engineering, electrical engineering, product engineering, aeronautical engineering, avionics, and photonics.

Sales and Marketing

Our sales and marketing approach is account based, business-to-business targeting of automotive OEMs, industrial automation equipment, and security & defense contractors, automated warehouse operators, agriculture and mining companies, automotive Tier 1 suppliers, defense tech companies, and potential customers in several other industrial markets. Our business development efforts are headed by executive management and business development representatives and are supported by engineers that assist customers during the design cycles of products. We have business development offices for our automotive, industrial, and security & defense solutions located in the United States, Europe, and Asia. We engage potential customers directly, participate in trade shows, and maintain a website. In 2025, we established a Defense Advisory Board, whose members have extensive networks and deep expertise in the security and defense sector, to support our pursuit of commercial opportunities and strategic partnerships in that market.

Manufacturing

We continue to invest in our manufacturing capabilities, evaluating long-term Tier 1 relationships and establishing new relationships with contract manufacturers. When we have produced products or components, our products were manufactured by a contract manufacturer based on our proprietary design, process, test, quality, and reliability standards and incorporated our core technologies, including MEMS and ASICs that were produced to order by semiconductor foundries. To date, our manufacturing has not been subject to seasonal variations as our shipments have been relatively small and in the early stages of product introduction. In the future, depending on our customers’ product mix, we may be affected by seasonal fluctuations which could affect working capital demands. Many of the raw materials used in our components are standard, although our MEMS, MEMS die, and ASICs have historically been manufactured to our specifications by separate single-source suppliers.

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

Our extensive patent portfolio is large and broad, and we currently have over 700 issued patents and pending patents worldwide. As our technology develops, we not only apply for new patents, but we also periodically review our patent portfolio and eliminate patents that are deemed of low value. Moreover, the number of patents in our portfolio will vary at any given time as patents may expire or be abandoned to better utilize resources expended to maintain and generate new intellectual property.

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

Our Employees, People Operations, and Workplace Safety

At the end of fiscal year 2025, throughout our global offices, we had approximately 190 predominantly full-time employees. We do not hire seasonal workers and none of our employees are represented by a labor union or works council.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of December 31, 2025, we had an accumulated deficit of $957.3 million.
●	We incurred net losses of $862.3 million from inception through 2024, and a net loss of $95.0 million during the year ended December 31, 2025.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development, initially of our Laser Beam Scanning, or LBS, technology system, including products built around that technology, and more recently of other core technologies around which our automotive lidar sensors are built. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products at scale. In light of these factors, we expect to continue to incur significant losses and negative cash flow through 2026 and the foreseeable future. There is significant risk that we will not achieve positive cash flow at any time in the future.

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

We are currently focused on developing and commercializing our lidar sensors and perception solutions. This involves introducing new technologies into an emerging market which creates significant uncertainty about our ability to accurately project the amounts and timing of revenue, costs, and cash flows. Our capital requirements will depend on many factors, including, but not limited to, the commercial success of our technologies, the rate at which OEMs and other customers introduce systems incorporating our solutions and technologies and the market acceptance and competitive position of such systems. Our expenses have increased significantly as a result of recent asset acquisitions, including Ibeo in January 2023, Scantinel Photonics in January 2026, and Luminar Technologies in February 2026, and related headcount increases with each acquisition. If revenues continue to be less than we anticipate, if the mix of revenues and the associated margins vary from anticipated amounts, or if expenses exceed the amounts budgeted, we may require additional capital earlier than expected to fund our operations. In addition, our operating plan provides for the development of strategic relationships with suppliers of components, products and systems, and equipment manufacturers that may require additional investment by us.

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

For the year ended December 31, 2025, a leading manufacturer of agricultural equipment accounted for $0.5 million in revenue, an automotive supplier accounted for $0.2 million in revenue, an automotive manufacturer accounted for $0.2 million in revenue, and an automotive driving solutions provider accounted for $0.1 million in revenue. This represents 42%, 19%, 15%, and 12% of our total revenue, respectively. For the year ended December 31, 2024, a leading manufacturer of agricultural equipment accounted for $2.8 million in revenue, a major global trucking OEM accounted for $0.6 million in revenue, and an automotive supplier accounted for $0.5 million in revenue. This represents 60%, 13%, and 10% of our total revenue, respectively. Our revenue has been negatively affected by the loss of certain of these customers and could continue to be if not replaced with new, materially equivalent customer wins.

We have, in the past, identified a material weakness in our internal controls.

We have in the past and may in the future identify material weaknesses in our internal controls, or fail to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, either of which could result in material misstatements in our financial statements and a failure to meet our reporting obligations. Any such failure could cause investors to lose confidence in the accuracy of our financial reports, harm our reputation, and adversely affect the market price of our common stock.

Our internal controls over financial reporting beginning in fiscal year 2024 include controls of our subsidiary, MicroVision GmbH, which became a significant subsidiary upon the closing of our acquisition of assets from Ibeo in 2023. Given the added complexity stemming from the inclusion of our German subsidiary within our control environment, the risk of a material weakness in internal controls will be higher than it has been to date.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending February 26, 2026, our common stock has traded at a low of $0.65 and a high of $1.73. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the fiscal year ended December 31, 2025, we incurred a loss per share of $0.35.

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

Our common stock is listed on The Nasdaq Global Market. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. On January 12, 2026, we received a notification letter from Nasdaq advising that, based upon the closing bid price for the last 30 consecutive business days, the Company no longer met the continued listing requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).

As a result of recent declines and volatility in our stock price, there is a significant risk that we could fail to regain compliance with the minimum bid price requirement. If we are unable to regain compliance within the 180-day period and then continue to meet Nasdaq’s listing maintenance standards for any reason, such as our minimum bid price falling below $1 for 30 consecutive trading days, our common stock could be delisted from The Nasdaq Global Market. If our common stock were delisted, we may seek to list our common stock on The Nasdaq Capital Market, the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter, or OTC, market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On February 26, 2026, the closing price of our common stock was $0.78 per share.

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

We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. If we issue additional common stock, or securities convertible into or exchangeable or exercisable for common stock (such as the recent issuance by us pursuant to the securities purchase and exchange agreement dated February 23, 2026), our stockholders could experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Sales of shares of our common stock by the holder of the February 2026 convertible note may cause our stock price to decline.

Sales of substantial amounts of our shares of common stock in the public market by the holder of the convertible note issued by us in February 2026, or the perception that those sales may occur, could cause the market price of shares of our common stock to decline and impair our ability to raise capital through the sale of additional shares of our common stock.

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

There are risks associated with our outstanding convertible note that could adversely affect our business and financial condition.

On February 23, 2026, we issued two senior secured convertible notes in the aggregate principal amount of $43.0 million pursuant to the securities purchase and exchange agreement dated February 23, 2026. The convertible notes provide for certain events of default, such as our failing to make timely payments under the note and failing to timely comply with the reporting requirements of the Exchange Act. The February 2026 securities purchase and exchange agreement and the convertible notes also contain customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, as well as a minimum liquidity requirement.

Our ability to remain in compliance with the covenants under the convertible notes depends on, among other things, our operating performance, competitive developments, financial market conditions and stock exchange listing of our common stock, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal on the notes or meet our other obligations thereunder. Our level of indebtedness under the securities purchase and exchange agreement could have other important consequences, including the following:

●	we may need to use a substantial portion of our cash flow from operations to pay principal on the convertible notes, which would reduce funds available to us for other purposes such as working capital, capital expenditures, potential acquisitions and other general corporate purposes;
●	we may be unable to refinance our indebtedness under the securities purchase and exchange agreement or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;
●	we may be unable to comply with financial and other covenants related to the convertible notes, which could result in an event of default that, if not cured or waived, may result in acceleration of the notes and would have an adverse effect on our business and prospects, could cause us to lose the rights to our intellectual property, and could force us into bankruptcy or liquidation;
●	the conversion of the convertible notes could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline; and
●	we may be more vulnerable to an economic downturn or recession and adverse developments in our business.

There can be no assurance that we will be able to manage any of these risks successfully.

Our obligations to the holder pursuant to the February 2026 convertible notes are secured by a security interest in all of our bank and securities accounts, now owned and hereafter created or acquired, and if we default on those obligations, the holder could foreclose on our bank and securities accounts.

Our obligations under the convertible notes and the related transaction documents, are secured by a security interest in all of our bank and securities accounts, now owned and hereafter created or acquired. As a result, if we default on our obligations under the convertible note the collateral agent on behalf of the holder could foreclose on the security interests and liquidate some or all of our bank and securities accounts, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of your investment.

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

The production of our sensors is dependent on producing or sourcing certain key components and raw materials at acceptable price levels. If we are unable to adequately reduce and control the costs of such key components, we will be unable to realize manufacturing cost targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and harm our brand, business, prospects, financial condition and operating results.

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

We could face lawsuits related to our use of our core technologies, which would be costly, and any adverse outcome could limit our ability to commercialize our technologies or products.

We are aware of several patents held by third parties that relate to certain aspects of light scanning displays, 3D sensing products, and other technologies that are core to our sensor hardware. These patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents. A successful challenge to the validity of our patents could limit our ability to commercialize our technology or products incorporating the relevant technologies and, consequently, materially reduce our ability to generate revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications could eventually be issued with claims that could be infringed by our products or our technology.

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

Our ability to successfully offer products and solutions incorporating our technologies and implement our business plan in a rapidly evolving market requires an effective planning and management process. In particular following our recent asset acquisitions, the growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce. We continue to strengthen our compliance programs, including our compliance programs related to product certifications (in particular, certifications applicable to the automotive market), export controls, privacy, cybersecurity, and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results.

We target customers that are large companies with substantial negotiating power and potentially competitive internal solutions; if we are unable to sell our products to these customers, our prospects will be adversely affected.

Our potential customers, including industrial and automotive OEMs, are large, multinational companies with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational companies also have significant resources, which may allow them to acquire or develop competitive technologies either independently or in partnership with others. Accordingly, even after investing significant resources to develop a product, we may not secure a series production award or, even after securing a series production award, may not be able to commercialize a product on profitable terms or scale. If our products are not selected by these large companies or if these companies develop or acquire competitive technology or negotiate terms that are disadvantageous to us, it will have an adverse effect on our business prospects.

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

At various times in our history, including currently and in the recent past, general worldwide economic conditions have experienced downturns due instability in global tariffs, to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, the outbreak of wars or infectious diseases, as experienced currently and in the recent past, may cause an unexpected deterioration in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in automotive, the industrial, or security & defense sectors.

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

During 2021, we established an office in Germany and on January 31, 2023, we completed our acquisition of certain assets of Ibeo, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and partners and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

●	Political and economic instability, international terrorism and the outbreak of war, such as recent aggressions and ongoing conflict in the Middle East and the Russian invasion and continuing war against Ukraine;
●	High levels of inflation, as has historically been the case in a number of countries in Asia;
●	Burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
●	Foreign taxes and duties;
●	Significant instability in tariff rates or other trade, tax or monetary policies;
●	Changes or volatility in currency exchange rates and interest rates;
●	Global or regional health crises and epidemics; and
●	Disruptions in global supply chains.

We have recently made and may in the future make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected.

In January 2023, January 2026, and February 2026, we completed acquisitions of certain assets from Ibeo Automotive Systems GmbH, Scantinel Photonics GmbH, and Luminar Technologies, Inc., respectively. For each of these acquisitions, we expended significant management time and effort, as well as capital, identifying, evaluating, negotiating, and executing these transactions. We have also invested, and continue to invest, time and capital working to integrate employees and operations from each of these acquisitions into our global organization. We cannot guarantee that these integration efforts will be successful, that the goals of the acquisitions will be realized, or that the increase to our operating expenses or cash requirements will be manageable.

In the future, we may again undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill and other acquired-asset impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

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

Our success depends on our executive officers and other key personnel and on our ability to attract and retain qualified new personnel. Achievement of our business objectives will require substantial additional expertise in the areas of sales and marketing, engineering, project management, operations, and manufacturing. Competition for qualified personnel in these fields is intense, and the inability to attract and retain additional highly skilled personnel, or the loss of key personnel, could hinder our ability to compete effectively in the automotive or technology markets and adversely affect our business strategy execution and results of operations.

We are exposed to risks related to the use of AI tools by us and others.

Although we are evaluating and, where we believe appropriate, incorporating the use of AI tools into our operations, such as the use of generative AI tools to assist in the development of code, our use of such tools may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of AI tools will enhance our business operations or result in a benefit to us. Our competitors may be more successful in their use of AI tools, including by developing superior products or improving their operations with the assistance of AI. Additionally, there could be adverse impacts from inaccurate or flawed algorithms. Our use of AI tools could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of our data.

Risks Related to Development for our Target Markets

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

We are pursuing opportunities in rapidly evolving markets, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, lidar-based ADAS solutions require complex technology and because these automotive systems depend on technology from many companies, commercialization of ADAS products could be delayed or impaired on account of certain technological components of ours or others not being ready to be deployed in vehicles. In addition, the selling prices we are able to ultimately charge in the future for the products we are currently developing may be less than what we currently project. We expect to be subject to substantial pressure from automotive OEMs and Tier 1 suppliers to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as automotive OEMs pursue restructuring, consolidation, and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected.

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

Because perception solutions involving lidar are new in the markets we are seeking to enter, opportunities in those market and related forecasts may not materialize as anticipated.

In addition to automotive markets, we are investing in and pursuing market opportunities in industrial and security & defense markets. We believe that our future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires us to address the particular requirements of that market.

Addressing the unique requirements of adjacent markets can be time-consuming and costly. The market for lidar technology and perception solutions outside of automotive applications is relatively new, rapidly developing, and unproven in many markets or industries. Many of our customers and potential customers outside of the automotive industry remain in the testing and development phases, and we cannot be certain that they will commercialize products or systems with our products or at all. Additionally, we cannot be certain that lidar-based solutions will be sold into these markets at prices or scale needed to achieve profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Cybersecurity Processes

We continue to strengthen our cybersecurity measures to safeguard our information systems based on industry standards. Our measures include policies to promote internal compliance by our employees, policies and procedures to regularly evaluate the security of our information systems and implementation of third-party products, including intrusion prevention and detection solutions, multifactor identification and anti-virus software, to help detect and protect against potential cybersecurity threats. We educate our staff on cybersecurity matters with periodic risk awareness information, phishing awareness campaigns, and training materials. Moreover, given the rapid growth of our global operations due to recent acquisitions, and our expectations for near- and long-term strategic growth, our Information Technology, or IT, team is prioritizing enhancements to our response system and continuity plans.

A key dimension to the security and effectiveness of our information system is our compliance with standards that are unique to the industries in which we operate. For instance, it is critical that our information system achieves TISAX compliance. Established by the German Association of the Automotive Industry, Trusted Information Security Assessment Exchange, or TISAX, is a globally recognized assessment and exchange mechanism for information security in the automotive industry. Automotive OEMs rely on the TISAX label to ensure that suppliers and partners have a solid information security management system in place. Our German subsidiary completed the TISAX assessment and became registered as a TISAX participant in April 2025. To successfully complete the TISAX assessment process in our U.S. operations, we are actively evaluating our cybersecurity measures and seeking enhancements, including engaging a third-party auditor and global standardization of our cybersecurity training program, to ensure a comprehensive and robust system.

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

Management reports quarterly to our Audit Committee on cybersecurity, including initiatives and strategies, and incident reporting and any lessons learned. From time to time, management will also engage in informal discussions with members of the Audit Committee about our cybersecurity practices and risks, including informing our Audit Committee Chair in a timely manner about any cybersecurity incidents that management determines may have a significant impact on our operations or that may trigger any reporting obligations.

Our Audit Committee will conduct an annual review of our cybersecurity measures and the effectiveness of our risk management strategies.

Management

Stephen Hrynewich joined MicroVision in 2023 and was named as our Interim Chief Financial Officer in December 2025. He is an experienced risk management professional and currently oversees the Company’s accounting and finance strategies, including risk management. Mr. Hrynewich also oversees our IT team and, with regular communication with the team, is responsible for approving the IT budget, hiring of IT personnel, including third-party consultants, and, along with our General Counsel, approving cybersecurity processes and other cybersecurity-related matters. Although we do not currently employ a chief information security officer, we are working with an outside consulting firm that is serving in this role and assisting our internal team with the primary responsibility of overseeing our cybersecurity measures and risks.

The day-to-day responsibility for assessing, monitoring and managing our cybersecurity risks resides with our IT team, with supervision from our General Counsel. Across the IT team we have a dedicated cybersecurity analyst as well as employees who have in-depth knowledge and decades of cybersecurity industry experience, including prior experience with developing and overseeing cybersecurity polices and processes for companies required to comply with NIST SP800-171, cybersecurity standards for companies that store sensitive unclassified information on behalf of the United States government, and experience with TISAX compliance. Yet, we recognize the evolving and increasing threat that cybersecurity will have on our operations. As part of our long-term growth strategy, we expect to build out our dedicated cybersecurity team to oversee our cybersecurity risk management.

The IT Team Director regularly meets with the General Counsel and Chief Financial Officer and, as appropriate, the Chief Executive Officer to discuss cybersecurity risks. This ensures that management is informed about our current cybersecurity measures and aware of any potential risks facing our operations. In the event of a cybersecurity incident, we have put in place a reporting structure to inform the General Counsel, Chief Financial Officer, and Chief Executive Officer promptly of any incident so that they may assess the appropriate response to the incident and any reporting concerns that may be triggered by the incident.

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

In December 2023, we entered into a lease on approximately 60,000 square feet of space located in Hamburg, Germany that we use primarily for general office space and product testing. The lease provides for an initial term of 60 months and commenced on November 1, 2024.

In September 2025, we entered into a lease on approximately 253 acres of space located in Warrenton, Virginia that we use for drone flight testing. The lease provides for an initial term of 12 months and commenced on October 1, 2025.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available to accommodate any such expansion of our operations. For a further description of our leased properties, see Part II, Item 8, Note 11. Leases, of the notes to our consolidated financial statements, which is incorporated by reference in response to this item.

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

Glen W. DeVos, age 64, was named Chief Executive Officer in September 2025, having joined MicroVision in March 2025 as Senior Vice President and Chief Technology Officer. Prior to MicroVision, he served in various business leadership and technology roles at Aptiv and its predecessor Delphi Automotive from 1992 to March 2024. From March 2017 to March 2024, he was a Senior Vice President and he served as Chief Technology Officer until January 2023. Also during that time, he served as President of Aptiv’s Advanced Safety and User Experience business unit from April 2021 to January 2023 and as President of its Mobility and Services Group from December 2017 to March 2020. Aptiv PLC, an Irish company headquartered in Switzerland with securities traded on the NYSE, is an engineering company focused on mobility and autonomous technologies for the automotive and commercial vehicle industries. Aptiv was spun out of Delphi Automotive in March 2017; Delphi was spun out of GM in 1999.

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

Stephen Hrynewich, age 59, was named Interim Chief Financial Officer in December 2025, after having served as the Company’s Vice President, Global Finance & Operations since August 2023. Prior to that, starting 2021, Mr. Hrynewich served as Director, Corporate Finance at Lucid Group, Inc., with previous finance roles at Republic Services from 2018 to 2020, as well as several automotive OEMs, including General Motors, Nissan North America, Mazda Motor Corporation, and Ford Motor Company.

Simon Biddiscombe, age 58, was named Executive Vice Chair in September 2025 to serve as a resource to Mr. DeVos, at the request of Mr. DeVos, for a temporary period of no more than twelve months. Mr. Biddiscombe has served as a director on the Board since 2018. Mr. Biddiscombe is an advisor to privately held Third Wave Automation, a provider of high-reach autonomous forklifts having previously served as their Chief Financial Officer from August 2022 to December 2024. He also served as Executive Partner at Thomas H. Lee Partners, a premier private equity firm investing in middle market growth companies, from May 2022 to October 2023. Mr. Biddiscombe was Chief Executive Officer and a board member at publicly traded MobileIron, Inc., a security software provider for the digital enterprise protecting corporate data across apps, networks, and clouds, from October 2017 until its sale to Ivanti, Inc. in December 2020. From May 2015 to October 2017, Mr. Biddiscombe served as MobileIron’s Chief Financial Officer. He previously served in several executive leadership roles including Chief Financial Officer at ServiceSource International, Chief Financial Officer and Chief Executive Officer at QLogic, Chief Financial Officer at Mindspeed Technologies, and Chief Financial Officer at Wyle Electronics. He began his career at PricewaterhouseCoopers LLP where he spent nine years, including the firm’s Silicon Valley technology accounting and audit practice. Mr. Biddiscombe holds a BA in business studies from the University of Glamorgan and is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

As of February 26, 2026, there were approximately 133 holders of record of 306,579,855 shares of common stock outstanding. As many of our shares of common stock are held by brokerages and institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Stock Performance Graph

This performance graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from 2020 through 2025 of the cumulative total return for our common stock, the Russell 2000 Index and the Dow Jones US Electronic and Electrical Equipment Index. Our prior annual reports had included cumulative total return from the NASDAQ Electrical Components Index, however it is not included on this graph because the index has been discontinued. The comparisons in the graph are historical and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MicroVision, Inc., the Russell 2000 Index
and the Dow Jones US Electronic & Electrical Equipment Index

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
MicroVision, Inc.
Russell 2000
Dow Jones US Electronic & Electrical Equipment

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2026 Russell Investment Group. All rights reserved.

Recent Sales of Unregistered Securities

On November 21, 2023, pursuant to subscription agreements dated as of November 14, 2023, between us and each of the purchasers, we sold in the aggregate 50,761 shares of our common stock, par value $0.001 per share (“Common Stock”), at $1.97 per share, for an aggregate purchase price of approximately $0.1 million. The purchasers consisted of our then-Chief Executive Officer, then-Chief Financial Officer, General Counsel and certain members of our Board of Directors.

On March 13, 2023, pursuant to a subscription agreement dated as of March 13, 2023, we sold to our then-Chief Executive Officer 100,000 shares of Common Stock, at $2.14 per share, for an aggregate purchase price of $0.2 million.

The sales of our Common Stock described above were each undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this Form 10-K. The following discussion focuses on the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Similar discussion of the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

MicroVision, Inc. is defining the next generation of lidar-based perception solutions for automotive, industrial, and security & defense markets. We deliver integrated hardware and software solutions designed for real-world performance, automotive-grade reliability, and economic scalability. Our diverse portfolio of lidar sensors, with both short- and long-range lidar solutions, feature solid-state sensors with varying wavelengths, advanced sensor architectures, design-to-cost engineering, and open software solutions.

Our solutions enable advanced driver assistance systems, or ADAS, and autonomy features for customers in a wide range of markets, including automotive, industrial, and security & defense. Target industrial sectors include robotics, automated warehouse, agriculture, and mining. Our integrated hardware and software solutions enable intelligent autonomous, active safety, and automation systems which depend on secure, cost-effective, and energy-efficient solutions. Our software has been developed in close collaboration with automotive customers and also has broad application in industrial, defense, and commercial vehicle sectors.

We have incurred substantial losses since inception and expect to incur a significant loss during the fiscal year ending December 31, 2025. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. In October 2024, we entered into a securities purchase agreement with an institutional investor for the purchase of senior secured convertible notes of up to $75.0 million. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability. In February 2025, we entered into another securities purchase agreement with the same institutional investor for the issuance and sale of $8.0 million in shares of common stock, plus warrants to purchase additional shares of common stock for approximately $9.0 million. See Part II, Item 8, Note 8. Warrant Liability. In February 2026, we entered into a securities purchase and exchange agreement with the same investor, pursuant to which we issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million. See Part II, Item 8, Note 17. Subsequent Events for additional discussion.

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

Business Combination

Our business combination is accounted for under the acquisition method. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration is included in bargain purchase gain in the consolidated statements of operations. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Intangible Assets

Our intangible assets consist of acquired technology from the January 2023 Ibeo asset purchase and purchased patents. The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for our intangible assets is based on the difference between the fair value of the asset and its carrying value. During 2025 and 2024, we recorded non-cash impairment charges of $10.1 million and $4.2 million primarily related to our perception software and reference software, respectively. See Part II, Item 8, Note 9. Financial Statement Components – Intangible Assets.

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. We adjust such warrants to fair value at each reporting period until the warrants are exercised or expire. Changes in fair value are recognized in our consolidated statements of operations.

Results of Operations

Revenue

	2025	2024	$ change	% change
(In thousands)
Revenue	$1,208	$4,696	(3,488)	(74.3)

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

The decrease in revenue for the year ended December 31, 2025 compared to the same period in 2024 was primarily due a lower sales to a leading manufacturer of agriculture equipment, as well as lower sales of MOVIA L sensors as part of RFQ evaluation processes to an industrial customer and to Daimler Truck North America and affiliates.

Cost of revenue

	2025	% of revenue	2024	% of revenue	$ change	% change
(In thousands)
Cost of revenue	$18,548	1,535.4	$7,530	160.3	$11,018	146.3

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. The increase in cost of revenue for the year ended December 31, 2025 compared to the same period in 2024 was primarily due to $9.9 million of obsolete inventory associated with older configurations of short-range MOVIA L sensors and $3.2 million of adverse purchase commitments related to the production of select MOVIA L sensor inventory. See Part II, Item 8, Note 9. Financial Statement Components for additional discussion.

Research and development expense

	2025	2024	$ change	% change
(In thousands)
Research and development expense	$31,720	$49,015	$(17,295)	(35.3)

Research and development expense consists of compensation related costs of employees and contractors engaged in internal research and product development activities, direct materials to support development programs, laboratory operations, outsourced development and processing work, and other operating expenses. We assign our research and development resources based on the business opportunity of the available projects, the skill mix of the resources available and the contractual commitments we have made to our customers. We believe that a substantial level of continuing research and development expenses will be required to further develop our scanning technology.

The decrease in research and development expense during the year ended December 31, 2025 compared to the same period in 2024 was primarily due to a reduced workforce resulting in lower salary and benefits expense of $7.9 million, lower restructuring charges of $5.4 million, lower purchased services of $2.1 million, and lower IT and software costs of $1.1 million. These decreases were partially offset by higher building expenses of $0.9 million.

Sales, marketing, general and administrative expense

	2025	2024	$ change	% change
(In thousands)
Sales, marketing, general and administrative expense	$20,325	$29,346	$(9,021)	(30.7)

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The decrease in sales, marketing, general and administrative expense during the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to lower non-cash share based compensation expense of $7.6 million from the reversal of previously recognized expense related to the forfeiture of awards in connection with the executive separations that occurred during the year ended December 31, 2025, lower salary and benefits expense and non-cash compensation of $1.5 million, lower restructuring charges of $0.6 million, and lower trade show expense of $0.4 million. These decreases were partially offset by higher recruiting expenses of $0.6 million, higher building expenses of $0.4 million, higher purchased services fees of $0.3 million, and higher advertising costs of $0.3 million.

Impairment loss on intangible assets

	2025	2024	$ change	% change
(In thousands)
Impairment loss on intangible assets	$10,057	$4,181	$5,876	140.5

During the year ended December 31, 2025, management identified impairment indicators related to perception software, which resulted in a $10.1 million non-cash impairment charge. During the year ended December 31, 2024, management identified impairment indicators related to MOSAIK software. We performed an assessment of projected future cash flows and determined the software was fully impaired, which resulted in a $4.2 million non-cash impairment charge. See Part II, Item 8, Note 9. Financial Statement Components for additional discussion.

Impairment loss on operating lease right-of-use assets

	2025	2024	$ change	% change
(In thousands)
Impairment loss on operating lease right-of-use assets	$1,201	$-	$1,201	-

Impairment loss on operating lease right-of-use assets includes non-cash charges during the year ended December 31, 2025 related to our Hamburg office space lease. See Part II, Item 8, Note 10. Leases for additional discussion.

Impairment loss on property and equipment, net

	2025	2024	$ change	% change
(In thousands)
Impairment loss on property and equipment, net	$2,185	$-	$2,185	-

Impairment loss on property and equipment, net includes non-cash charges during the year ended December 31, 2025 related to abandoned production equipment for prior designs of our long-range MAVIN sensors. See Part II, Item 8, Note 9. Financial Statement Components for additional discussion.

Interest expense

	2025	2024	$ change	% change
(In thousands)
Interest expense	$(18,531)	$(4,457)	$(14,074)	315.8

The increase in interest expense during the year ended December 31, 2025 compared to the same period in 2024 relates to $7.3 million of non-cash interest expense representing the discount on the 2025 Purchase Agreement for warrants and shares of common stock (see Part II, Item 8, Note 8. Warrant Liability), $9.1 million of non-cash interest expense related to amortization of the debt discount and issuance costs on notes payable, and $2.1 million of non-cash interest expense related to the modification of notes payable (see Part II, Item 8, Note 7. Notes Payable and Derivative Liability).

Unrealized gain (loss) on derivative liability

	2025	2024	$ change	% change
(In thousands)
Unrealized gain (loss) on derivative liability	$5,709	$(8,866)	$14,575	(164.4)

Unrealized gain (loss) on derivative liability reflects the revaluation of our derivative liability associated with notes payable as of December 31, 2025 and 2024. Due to the decrease in the fair value of the derivative liability as of December 31, 2025 relative to December 31, 2024, we recognized an unrealized gain during 2025. Due to the increase in the fair value of the derivative liability as of December 31, 2024 relative to its initial measurement on October 23, 2024, we recognized an unrealized loss during 2024. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability for additional discussion.

Unrealized gain on warrant liability

	2025	2024	$ change	% change
(In thousands)
Unrealized gain on warrant liability	$4,422	$-	$4,422	-

Unrealized gain on warrant liability reflects the revaluation of our warrant liability as of December 31, 2025. Due to the decrease in the fair value of the warrant liability during the period, we recognized an unrealized gain during 2025. See Part II, Item 8, Note 8. Warrant Liability for additional discussion of warrants issued during 2025.

Realized loss on debt extinguishment

	2025	2024	$ change	% change
(In thousands)
Realized loss on debt extinguishment	$(4,654)	$-	$(4,654)	-

As a result of the debt modification during the year ended December 31, 2025, we recognized a loss on extinguishment of notes payable. See Part II, Item 8, Note 7. Notes Payable and Derivative Liability for additional discussion.

Income Taxes

During the years ended December 31, 2025 and 2024, we recognized a tax benefit of $0.1 million and tax expense $0.5 million, respectively, mainly related to income in foreign jurisdictions, partially offset by a deferred income tax benefit generated by a 2025 loss provision on our Hamburg, Germany office lease. As of December 31, 2025, we had net operating loss carryforwards of approximately $549.4 million for federal income tax reporting purposes. In addition, we have research and development tax credits of $11.2 million. During 2025, $16.0 million federal net operating losses and $0.3 million general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2026 to 2044, if not previously used.

In certain circumstances, as specified in the Internal Revenue Code, a 50% or more ownership change by certain combinations of our shareholders during any three-year period would result in a limitation on our ability to use a portion of our net operating loss carryforwards.

We recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. We did not have any unrecognized tax benefits at December 31, 2025 or at December 31, 2024.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of December 31, 2025, the Company had $32.3 million in cash and cash equivalents and $42.5 million in short-term investment securities, or $74.8 million total. In February 2026, we raised net proceeds of $20.9 million from the exchange and issuance of senior secured convertible notes to an existing investor. In addition to cash and cash equivalents, the Company also has potential availability of $42.0 million left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024, subject to certain limitations.

In consideration of the above, after factoring in the $33.2 million purchase price of the Luminar asset acquisition in February 2026 (see Part II, Item 8, Note 17. Subsequent Events), the Company has total liquidity of $104.5 million. Pursuant to terms of the securities purchase and exchange agreement entered into in February 2026, we will maintain minimum cash liquidity of the lesser of $21.5 million or 110% of the then outstanding balance of the Note for the remaining duration of the Note term. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $58.7 million during 2025, compared to $68.5 million in 2024. During the years ended December 31, 2025 and 2024, we made payments of $7.7 million and $1.9 million, respectively, to our contract manufacturing partner in connection with the buildup of MOVIA sensor inventory for direct sales to both automotive and non-automotive customers. As of December 31, 2025, we had open purchase commitments of $3.2 million related to the production of MOVIA L sensor inventory. We have determined that certain of the sensors are obsolete and an adverse purchase commitment for the entire balance of open purchase commitments has been recorded as of December 31, 2025.

Investing activities

During the year ended December 31, 2025, cash used in investing activities was $24.6 million compared to cash provided by investment activities of $2.7 million during the same period in 2024. During the year ended December 31, 2025, we purchased short-term investment securities totaling $51.9 million and sold short-term investment securities totaling $30.1 million, compared to purchases of $26.1 million and sales of $35.4 million in the same period of 2024. During the year ended December 31, 2024, we made advances of $2.2 million related to the acquisition of Scantinel assets (see Part II, Item 8. Note 17, Subsequent Events). During the same period in 2024, we made payments totaling $6.3 million related to the acquisition of Ibeo assets.

Financing activities

Net cash provided by financing activities totaled $60.9 million during the year ended December 31, 2025, compared to $72.9 million during the same period of 2024. Net proceeds from issuance of common stock and warrants were $77.4 million during the year ended December 31, 2025, compared to $34.7 million during the same period in 2024. In 2025, we made scheduled principal repayments of $16.5 million associated with our senior secured convertible notes. In 2024, we received approximately $38.1 million in net proceeds, inclusive of debt issuance costs, from the issuance of $45.0 million senior secured convertible notes. See Part II, Item 8. Note 7, Notes Payable and Derivative Liabilities.

The following is a list of our financing activities during 2025 and 2024.

●	In February 2026, we entered into a securities purchase and exchange agreement with an institutional investor, pursuant to which we issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million. See Part II, Item 8, Note 17. Subsequent Events for additional discussion.
●	In February 2025, we entered into a securities purchase agreement for the purchase of 5,750,225 shares of our common stock and warrants to purchase 5,750,225 shares of our common stock for $1.57 per share. We received proceeds, net of all costs, of $7.8 million.
●	In October 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes (the “Note”) with an institutional investor (the “Holder”). The principal amount for the initial note was $45.0 million. We received proceeds, net of all costs, of $38.1 million.
●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of December 2025, we completed sales under such sales agreement of 80.6 million shares for net proceeds of $104.0 million. As of December 31, 2025, we have approximately $42.0 million available under this sales agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of December 31, 2025, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. Due to the generally short-term maturities of our investment securities, we believe that the market risk arising from our holdings of these financial instruments is not significant. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of December 31, 2025, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts and our short-term investments are comprised of highly rated corporate and government debt securities (A rated securities and above). The values of cash and cash equivalents and investment securities, available-for-sale as of December 31, 2025, are as follows (in thousands):

	Amount	Percent
Cash and cash equivalents	$32,363	43.2%
Less than one year	42,471	56.8
	$74,834	100.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MicroVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MicroVision, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

Critical Audit Matter Description

As described in Notes 2 and 9 to the consolidated financial statements, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for intangible assets is based on the difference between the fair value of the asset and its carrying value. The December 31, 2025 impairment test indicated the carrying amount of the perception software intangible asset is not recoverable, resulting in a non-cash impairment charge of $10.1 million, thereby fully writing off the asset.

We identified the impairment assessment of intangible assets as a critical audit matter. Performing audit procedures to evaluate the significant assumptions used by management when developing the undiscounted cash flows to be generated by the assets required a high degree of auditor judgment, subjectivity and effort when performing and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Evaluating management’s process for identifying indicators of impairment.
●	Testing management’s process for developing the estimated future undiscounted cash flows used in the impairment assessment.
●	Testing the completeness and accuracy of the underlying data used in the model.
●	Evaluating the reasonableness of the significant assumptions used by management related to estimated future undiscounted cash flows.
●	Evaluating management’s ability to forecast cash flows by comparing actual results to management’s historical forecasts.

Valuation of Derivative Liability

Critical Audit Matter Description

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Testing management’s process used in determining the estimated fair value of the derivative liability by:

●	Involving our valuation professionals with specialized skills and knowledge who assisted in evaluating the valuation methodologies and the reasonableness of significant assumptions.
●	Testing the mathematical accuracy of management’s calculations.
●	Testing the completeness, accuracy and reliability of the underlying data used in the estimate, such as historical volatility, stock price, and daily trading volume.
●	Evaluated the knowledge, skill, and ability of the Company’s third-party specialist that was used to estimate the fair value of the derivative liability.

/s/ Baker Tilly US, LLP

Seattle, Washington
March 4, 2026
We have served as the Company’s auditor since 2012.

MicroVision, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$32,363	$54,486
Investment securities, available-for-sale	42,471	20,216
Restricted cash, current	497	261
Accounts receivable, net of allowances	47	926
Inventory	745	2,294
Other current assets	4,989	4,287
Total current assets	81,112	82,470

Property and equipment, net	4,280	7,061
Operating lease right-of-use assets	14,075	16,746
Restricted cash, net of current portion	1,204	1,500
Intangible assets, net	32	10,972
Other assets	2,416	2,412
Total assets	$103,119	$121,161

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,628	$1,132
Accrued liabilities	5,426	2,542
Contract liabilities	-	308
Derivative liability	-	14,581
Notes payable, current	19,212	24,248
Operating lease liabilities, current	3,481	2,682
Finance lease liabilities, current	14	-
Other current liabilities	388	458
Total current liabilities	30,149	45,951

Notes payable, net of current portion	-	8,754
Warrant liability	1,875	-
Operating lease liabilities, net of current portion	14,034	15,954
Finance lease liabilities, net of current portion	27	-
Other long-term liabilities	1,486	1,733
Total liabilities	47,571	72,392

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, par value $0.001; 510,000 shares authorized; 306,509 and 224,993 shares issued and outstanding as of December 31, 2025 and 2024, respectively	306	225
Additional paid-in capital	1,011,835	910,825
Accumulated other comprehensive income	669	-
Accumulated deficit	(957,262)	(862,281)
Total shareholders’ equity	55,548	48,769
Total liabilities and shareholders’ equity	$103,119	$121,161

The accompanying notes are an integral part of these consolidated financial statements

MicroVision, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$1,208	$4,696	$7,259

Cost of revenue	18,548	7,530	2,772

Gross (loss) profit	(17,340)	(2,834)	4,487

Research and development expense	31,720	49,015	56,707
Sales, marketing, general and administrative expense	20,325	29,346	36,689
Impairment loss on intangible assets	10,057	4,181	-
Impairment loss on operating lease right-of-use assets	1,201	-	-
Impairment loss on property and equipment, net	2,185	-	-
Loss (gain) on disposal of fixed assets	-	143	(34)
Total operating expenses	65,488	82,685	93,362

Loss from operations	(82,828)	(85,519)	(88,875)

Bargain purchase gain, net of tax	-	-	1,669
Interest expense	(18,531)	(4,457)	(80)
Unrealized gain (loss) on derivative liability	5,709	(8,866)	-
Unrealized gain on warrant liability	4,422	-	-
Realized loss on debt extinguishment	(4,654)	-	-
Other income	817	2,434	5,590

Net loss before taxes	$(95,065)	$(96,408)	$(81,696)

Income tax benefit (expense)	84	(507)	(1,146)

Net loss	$(94,981)	$(96,915)	$(82,842)

Net loss per share - basic and diluted	$(0.35)	$(0.46)	$(0.45)

Weighted-average shares outstanding - basic and diluted	273,136	209,510	182,802

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(94,981)	$(96,915)	$(82,842)

Other comprehensive income
Unrealized (loss) gain on investment securities, available-for-sale	(2)	-	153
Unrealized gain (loss) on translation	671	(210)	184
Total comprehensive income (loss)	669	(210)	337
Comprehensive loss	$(94,312)	$(97,125)	$(82,505)

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Par value	capital	income (loss)	deficit	equity
Balance at December 31, 2022	170,503	$171	$772,221	$(127)	$(682,524)	$89,741
Share-based compensation expense	1,946	2	16,139	-	-	16,141
Exercise of options	191	-	175	-	-	175
Sales of common stock, net	22,096	22	72,230	-	-	72,252
Net loss	-	-	-	-	(82,842)	(82,842)
Other comprehensive income	-	-	-	337	-	337
Balance at December 31, 2023	194,736	$195	$860,765	$210	$(765,366)	$95,804
Share-based compensation expense	4,537	5	11,530	-	-	11,535
Exercise of options	84	-	62	-	-	62
Sales of common stock, net	23,291	23	34,725	-	-	34,748
Conversions of notes payable	2,345	2	3,743	-	-	3,745
Net loss	-	-	-	-	(96,915)	(96,915)
Other comprehensive loss	-	-	-	(210)	-	(210)
Balance at December 31, 2024	224,993	$225	$910,825	$-	$(862,281)	$48,769
Share-based compensation expense	4,397	4	697	-	-	701
Exercise of options	14	-	8	-	-	8
Sales of common stock, net and warrants	63,035	63	78,339	-	-	78,402
Conversions of notes payable	14,070	14	21,966	-	-	21,980
Net loss	-	-	-	-	(94,981)	(94,981)
Other comprehensive income	-	-	-	669	-	669
Balance at December 31, 2025	306,509	$306	$1,011,835	$669	$(957,262)	$55,548

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(94,981)	$(96,915)	$(82,842)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,824	6,920	7,864
Bargain purchase gain, net of tax	-	-	(1,669)
Loss (gain) on disposal of fixed assets	-	143	(34)
Unrealized (gain) loss on derivative liability	(5,709)	8,866	-
Unrealized gain on warrant liability	(4,422)	-	-
Loss on debt extinguishment	4,654	-	-
Impairment of intangible assets	10,057	4,181	-
Impairment of operating lease right-of-use assets	1,201	405	-
Impairment of property and equipment	2,185	-	12
Inventory write-downs	9,864	2,045	76
Non-cash interest expense	7,325	-	-
Amortization of debt discount and issuance costs on notes payable	11,164	4,382	-
Share-based compensation expense	701	11,535	16,141
Net accretion of premium on short-term investments	(532)	(951)	(1,275)
Change in:
Accounts receivable	879	23	(949)
Inventory	(8,276)	(495)	(892)
Other current and non-current assets	1,858	85	(2,096)
Accounts payable	496	(1,139)	942
Accrued liabilities	2,884	(6,098)	6,571
Contract liabilities and other current liabilities	(399)	(188)	(6,452)
Operating lease liabilities	(3,036)	(2,491)	(2,500)
Other long-term liabilities	(457)	1,152	13
Net cash used in operating activities	(58,720)	(68,540)	(67,090)

Cash flows from investing activities
Sales of investment securities	30,134	35,411	76,700
Purchases of investment securities	(51,859)	(26,065)	(41,710)
Advance to Scantinel	(2,244)	-	-
Cash paid for Ibeo business combination	-	(6,300)	(11,233)
Purchases of property and equipment	(679)	(374)	(1,935)
Net cash provided by (used in) investing activities	(24,648)	2,672	21,822

Cash flows from financing activities
Principal payments under finance leases	(13)	-	(21)
Principal payments under notes payable	(16,500)	-	-
Principal proceeds from notes payable, net of debt discount and issuance costs	-	38,080	-
Proceeds from stock option exercises	8	62	175
Net proceeds from issuance of common stock and warrants	77,374	34,748	72,284
Net cash provided by financing activities	60,869	72,890	72,438

Effect of exchange rate changes on cash and cash equivalents and restricted cash	316	(166)	267

Change in cash, cash equivalents, and restricted cash	(22,183)	6,856	27,437
Cash, cash equivalents, and restricted cash at beginning of period	56,247	49,391	21,954
Cash, cash equivalents, and restricted cash at end of period	$34,064	$56,247	$49,391

Supplemental schedule of non-cash investing and financing activities

Common stock issued in conversion of note payable	$21,980	$3,745	$-
Issuance of warrants	$6,297	$-	$-
Amounts issued to escrow for acquisition consideration	$-	$-	$6,300
Acquisition of right-of-use asset	$137	$5,395	$1,338
Accrued financing fees	$-	$-	$(32)
Foreign currency translation adjustments	$671	$(210)	$184
Unrealized (loss) gain on investment securities, available-for-sale	$(2)	$-	$153

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$32,363	$54,486	$45,167
Restricted cash, current	497	261	3,263
Restricted cash, net of current portion	1,204	1,500	961
Cash, cash equivalents and restricted cash	$34,064	$56,247	$49,391

The accompanying notes are an integral part of these consolidated financial statements.

MicroVision, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

MicroVision, Inc. is defining the next generation of lidar-based perception solutions for automotive, industrial, and security & defense markets. The Company delivers integrated hardware and software solutions designed for real-world performance, automotive-grade reliability, and economic scalability. The Company’s diverse portfolio of lidar sensors, with both short- and long-range lidar solutions, feature solid-state sensors with varying wavelengths, advanced sensor architectures, design-to-cost engineering, and open software solutions.

The Company’s solutions enable advanced driver assistance systems, or ADAS, and autonomy features for customers in a wide range of markets, including automotive, industrial, and security & defense. Target industrial sectors include robotics, automated warehouse, agriculture, and mining. The Company’s integrated hardware and software solutions enable intelligent autonomous, active safety, and automation systems which depend on secure, cost-effective, and energy-efficient solutions. Software has been developed in close collaboration with automotive customers and also has broad application in industrial, defense, and commercial vehicle sectors.

With engineering teams in the U.S. and Germany, the Company develops and supplies integrated solutions, incorporating application software and processing data from differentiated sensor systems. The Company’s extensive experience in developing and productizing core lidar hardware and software components, along with expertise in edge computing, positions the Company as a valuable commercial partner capable of delivering high-value, low-power products.

Liquidity

The Company has incurred significant losses since inception. Operations to date have been funded primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities.

As of December 31, 2025, the Company had total liquidity of $74.8 million including $32.3 million in cash and cash equivalents and $42.5 million in short-term investment securities. In addition, the Company has approximately $42.0 million availability under its current at-the-market (“ATM”) facility as of December 31, 2025, subject to certain conditions. On October 23, 2024, the Company issued $45.0 million in senior secured convertible notes for gross proceeds of $41.4 million. Additionally, in February 2026, the Company entered into a securities purchase and exchange agreement with an institutional investor, pursuant to which the Company issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million. See Note 17. Subsequent Events for additional discussion.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts therein. The most significant estimates and assumptions relate to business combinations, valuation of intangibles, valuation of derivative liabilities, revenue recognition, inventory valuation, valuation of share-based payments, income taxes, depreciable lives assessment and related disclosure of contingent assets and liabilities. Due to the inherent uncertainty involved, actual results reported in future periods could differ from those estimates.

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

Segment Information

The Company determines operating segments based on how the chief operating decision maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The CODM is the Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, relating to the sale and servicing of lidar hardware and software, as the CODM regularly reviews financial information presented on a consolidated basis. Financial information regularly reviewed by the CODM includes revenue, income or loss from operations, and net income or loss.

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

Restricted Cash

Restricted cash is held in money market savings accounts and serves as collateral for irrevocable letters of credit related to our facility lease agreements. The restricted cash balance as of December 31, 2025 includes $0.3 million and $0.2 million of collateral under two letters of credit issued in connection with lease agreements for the Company’s headquarters and general office and lab space, respectively, in Redmond, Washington. The restricted cash balance also includes approximately $1.1 million for a security deposit associated with a lease agreement for office space in Hamburg, Germany.

Inventory

Inventory consists of raw materials, work in process and finished goods assemblies. Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Intangible Assets

Intangible assets consist of acquired technology from the January 2023 Ibeo asset purchase and purchased patents. As part of the Ibeo asset acquisition, two intangible assets were primarily acquired in the form of Perception software and Reference software, with initial useful lives of 15 years and 8 years, respectively. The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings and relief from royalty methodologies. The intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable (see Note 9. Financial Statement Components – Intangible Assets for discussions of impairment). Recoverability of these assets is measured by comparison of their carrying values to the projected undiscounted net cash flows associated with the related intangible assets or group of assets over their remaining lives. Measurement of an impairment loss for intangible assets is based on the difference between the fair value of the asset and its carrying value.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480, “Distinguishing Liabilities from Equity”, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Changes in fair value are recognized in the Company’s consolidated statements of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of December 31, 2025, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the year ended December 31, 2025, four customers accounted for 42%, 19%, 15%, and 12% of total revenue, or $0.5 million, $0.2 million, $0.2 million, and $0.1 million of total revenue, respectively. For the same period in 2024, three customers accounted for 60%, 13%, and 10% of total revenue, or $2.8 million, $0.6 million, and $0.5 million of total revenue, respectively.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation: Stock Compensation (Topic 718). The amendments in this ASU clarify existing guidance related to profits interest and similar awards. ASU 2024-01 was adopted by the Company beginning January 1, 2025. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company retrospectively adopted ASU 2023-09 during the year ended December 31, 2025. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements. See Note 14. Income Taxes for enhanced disclosures pursuant to the standard.

Recently Issued Accounting Pronouncements

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss available for common shareholders - basic and diluted	$(94,981)	$(96,915)	$(82,842)

Denominator:
Weighted-average common shares outstanding - basic and diluted	273,136	209,510	182,802

Net loss per share - basic and diluted	$(0.35)	$(0.46)	$(0.45)

For the years ended December 31, 2025, 2024 and 2023, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive:

	December 31,
(in millions)	2025	2024	2023
Outstanding options exercisable	0.6	0.7	0.8
Nonvested restricted and performance stock units	9.9	12.0	10.0
Shares of common stock that may be issued through conversion of the derivative liability	11.1	34.6	-
Shares of common stock that may be issued through the exercise of warrants	5.8	-	-

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

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed (in thousands):

	Amount	Weighted Average Useful Life (in years)
Total purchase consideration	$21,611

Inventory	$1,197
Other current assets	703
Operating lease right-of-use assets	234
Property and equipment, net	5,330
Intangible assets:
Acquired technology(1)	17,987	13
Order backlog	26	1
Contract liabilities	(1,178)
Operating lease liabilities	(234)
Deferred tax liabilities	(785)
Total identifiable net assets	$23,280
Bargain purchase gain(2)	(1,669)

(1)	During the years ended December 31, 2025 and 2024, the Company recognized a $10.1 million and $4.2 million impairment charge, respectively, on certain identified intangible assets acquired in this business combination. See Note 9. Financial Statement Components.
(2)	The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in bargain purchase gain, net of tax in the consolidated statements of operations. The bargain purchase gain was attributable to the negotiation process with Ibeo during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets acquired.

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

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Year Ended December 31, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products and services transferred at a point in time	$610	$550	$8	$1,168
Products and services transferred over time	-	-	40	40
Total	$610	$550	$48	$1,208

	Year Ended December 31, 2024
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products and services transferred at a point in time	$4,117	$475	$104	$4,696
Products and services transferred over time	-	-	-	-
Total	$4,117	$475	$104	$4,696

	Year Ended December 31, 2023
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Products and services transferred at a point in time	$1,019	$4,888	$1,106	$7,013
Products and services transferred over time	-	-	246	246
Total	$1,019	$4,888	$1,352	$7,259

The following table provides information about revenue and long-lived assets, which is comprised of property and equipment, net, and operating lease right-of-use assets, by geographic area (in thousands):

	December 31,		December 31,		December 31,
	2025		2024		2023
Geographic Area	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
United States	$260	$13,943	$1,058	$17,583	$4,627	$19,580
Germany	945	4,412	3,628	6,224	2,138	3,210
Other foreign countries	3	-	10	-	494	-
Total	$1,208	$18,355	$4,696	$23,807	$7,259	$22,790

Contract Balances

Under Topic 606, the Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Unconditional rights to consideration are included within accounts receivable, net of allowances in the consolidated balance sheets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands, except percentages):

	December 31,	December 31,
	2025	2024	$ Change	% Change

Contract assets and accounts receivable	$47	$926	$(879)	(94.9)
Contract liabilities	-	(308)	308	100.0
Net contract assets (liabilities)	$47	$618	$(571)	(92.4)

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of December 31, 2025.

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of December 31, 2025 and 2024 (in thousands). These tables do not include cash held in money market savings accounts.

As of December 31, 2025	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$26,882	$-	$26,882
U.S. Treasury securities	-	15,589	-	15,589
	$-	$42,471	$-	$42,471

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Investment securities, available for sale:
Corporate debt securities	$-	$14,001	$-	$14,001
U.S. Treasury securities	-	6,215	-	6,215
	$-	$20,216	$-	$20,216

Short-term investments are summarized below as of December 31, 2025 and 2024 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2025
Investment securities, available for sale:
Corporate debt securities	$26,869	$13	$-	$26,882
U.S. Treasury securities	15,577	12	-	15,589
	$42,446	$25	$-	$42,471
As of December 31, 2024
Investment securities, available for sale:
Corporate debt securities	$13,984	$18	$-	$14,002
U.S. Treasury securities	6,206	8	-	6,214
	$20,190	$26	$-	$20,216

The maturities of the investment securities, available-for-sale as of December 31, 2025 and 2024 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2025
Maturity date

Less than one year	$42,446	$25	$-	$42,471

As of December 31, 2024
Maturity date

Less than one year	$20,190	$26	$-	$20,216

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2025 and 2024 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2025
Corporate debt securities	$1,042	$-	$-	$-	$1,042	$-
U.S. Treasury securities	-	-	-	-	-	-
	$1,042	$-	$-	$-	$1,042	$-

As of December 31, 2024
Corporate debt securities	$1,245	$-	$-	$-	$1,245	$-
U.S. Treasury securities	-	-	-	-	-	-
	$1,245	$-	$-	$-	$1,245	$-

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

The Note will rank senior to any outstanding and future indebtedness of the Company. Beginning on January 1, 2025, the Holder may elect to require the Company to partially repay the Notes up to $1.8 million monthly prior to April 1, 2025, and up to $3.5 million monthly on and after April 1, 2025, plus a 10% premium. In lieu of electing a partial repayment in each of the stated months, the Holder has the right to convert the Note to shares of the Company’s common stock at a conversion price of $0.7462 prior to June 1, 2025 and $1.5960 on or after June 1, 2025, subject to certain conditions.

Additionally, the Company has the option to require the Holder to convert the entire Note to shares of common stock if the share price exceeds $2.3940 on each of 20 consecutive VWAP Trading Days, subject to certain other equity conditions. If not fully repaid or converted, the end of term maturity balance is the outstanding principal balance of the Note multiplied by 110% and matures on October 1, 2026. The Note bears zero coupon. Pursuant to terms of the Note, the Company will maintain minimum cash liquidity of 110% of the then outstanding balance of the Note for the remaining duration of the Note term, or $19.5 million as of December 31, 2025.

On October 23, 2024, the Purchase Agreement closed and the Note was issued for net proceeds of approximately $38.1 million, inclusive of all discounts, fees, and expenses related to the transaction.

On December 30, 2024, pursuant to the terms of the Note, the Holder elected to convert $1.8 million of outstanding principal into 2,345,068 shares of the Company’s common stock.

On February 3, 2025, the Company entered into a Letter Agreement with the Holder related to the Note. As a result of the Letter Agreement, the Holder elected to early convert $8.8 million of outstanding principal into 11,725,337 shares of the Company’s common stock. Additionally, as a result of the Letter Agreement, the Holder agreed to defer $11.6 million of principal repayments to seven monthly payments of $1.7 million beginning on September 1, 2025 and concluding on March 1, 2026. The Letter Agreement represented a modification requiring extinguishment accounting in accordance with ASC 470. As a result of the modification, a realized loss on debt modification of $4.7 million and interest expense of $2.1 million for the year ended December 31, 2025 were recorded on the consolidated statement of operations.

On September 2, 2025, October 1, 2025, and November 3, 2025 the Company repaid $5.5 million principal on each date in accordance with the Holder’s redemption election pursuant to the terms of the Note.

As of December 31, 2025, $19.5 million principal was outstanding, inclusive of the 10% repayment premium. Subsequent to the dates of these financial statements, on February 23, 2026, the Company entered into a securities purchase and exchange agreement for the exchange of the Note and issuance of new senior secured convertible notes. See Note 17. Subsequent Events for additional information.

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

Supplemental balance sheet information is as follows:

	December 31,
(in thousands)	2025	2024
Amount repayable at maturity	$19,525	$47,575
Unamortized debt discount	(313)	(12,021)
Unamortized issuance costs	-	(2,552)
Net carrying amount	$19,212	$33,002

Interest expense related to the amortization of the debt discount and issuance costs for the years ended December 31, 2025, 2024, and 2023 was $9.1 million, $4.4 million, and $0.0 million, respectively. Total interest expense for the years ended December 31, 2025, 2024, and 2023 is comprised of the following components:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization of debt discount and issuance costs	$(9,107)	$(4,381)	$-
Interest expense from modification of notes payable	(2,057)	-	-
Discount on warrants (see Note 8. Warrant Liability)	(7,325)	-	-
Other interest expense	(42)	(76)	(80)
Total interest expense	$(18,531)	$(4,457)	$(80)

The monthly effective interest rate implicit in the Note as of December 31, 2025 under the interest method was 2.2%.

Derivative Liability

The derivative liability was initially recorded at its fair value of $7.5 million as of the issuance date of October 23, 2024. The derivative liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of derivatives not designated as hedging instruments are as follows:

	December 31,
(in thousands)	2025	2024
Derivative liability	$-	$14,581
Total	$-	$14,581

Unrealized gains and losses associated with derivatives not designated as hedging instruments are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Unrealized gain (loss) on derivative liability	$5,709	$(8,866)	$-
Total	$5,709	$(8,866)	$-

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

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2025 and 2024 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements for discussion of the fair value level hierarchy.

As of December 31, 2025	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-
Total	$-	$-	$-

As of December 31, 2024	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$14,581
Total	$-	$-	$14,581

The table below lists the inputs and assumptions for the Company’s initial valuation as of December 31, 2024 and re-valuation of the derivative liability as of December 31, 2025:

	December 31,	December 31,
	2025	2024
Expected term (years)	0.75	1.75
Risk-free interest rate	3.50%	4.18%
Dividend yield	0%	0%
Volatility	67.16%	78.02%
Discount rate	50.0%	50.0%

8. WARRANT LIABILITY

On February 3, 2025, the Company entered into a new Securities Purchase Agreement (the “2025 Purchase Agreement”) with an institutional investor. In exchange for $8.0 million, the Holder agreed to purchase 5,750,225 shares of common stock (the “closing shares”) and warrants to purchase up to 5,750,225 shares of common stock at an exercise price of $1.57 per share (the “warrants”). On February 4, 2025, the 2025 Purchase Agreement closed for net proceeds of approximately $7.8 million, inclusive of all fees and expenses related to the transaction. The warrants are exercisable beginning August 4, 2025 and expire on August 4, 2030. There have been no exercises of warrants as of December 31, 2025.

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

The fair value of warrants as of December 31, 2025 and 2024 are as follows:

	December 31,
(in thousands)	2025	2024
Warrant liability	$1,875	$-
Total	$1,875	$-

Unrealized gains and losses associated with warrants are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Unrealized gain on warrant liability	$4,422	$-	$-

Interest expense of $7.3 million representing the discount on the transaction was recorded on the consolidated financial statements for the year ended December 31, 2025.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2025 and 2024 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements for discussion of the fair value level hierarchy.

As of December 31, 2025	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$1,875
Total	$-	$-	$1,875

As of December 31, 2024	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$-
Total	$-	$-	$-

The fair value of the warrants is measured using the Black-Scholes option pricing model as of the measurement dates. The table below lists the inputs and assumptions for the Company’s valuations as of December 31, 2025 and upon initial measurement as of February 4, 2025:

	December 31,	February 4,
	2025	2025
Expected term (years)	4.6	5.5
Risk-free interest rate	3.69%	4.34%
Dividend yield	0%	0%
Volatility	62.27%	80.14%

9. FINANCIAL STATEMENT COMPONENTS

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$-	$1,616
Work in process	-	-
Finished goods	745	678
	$745	$2,294

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

During the year ended December 31, 2025, the Company recorded a $9.9 million reduction to inventory due to obsolescence, primarily related to short-range MOVIA L sensors. During the year ended December 31, 2024, the Company recorded a $2.0 million reduction to inventory due to obsolescence.

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2025	2024
Production equipment	$6,140	$6,140
Leasehold improvements	4,067	3,957
Computer hardware and software/lab equipment	10,364	12,211
Office furniture and equipment	5,575	4,973
	26,146	27,281
Less: Accumulated depreciation	(21,866)	(20,220)
	$4,280	$7,061

During the year ended December 31, 2025, the Company abandoned $2.2 million of production equipment related to prior designs of the Company’s long-range MAVIN sensors.

Depreciation expense was $1.4 million, $2.1 million, and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Intangible Assets

The components of intangible assets are as follows:

As of December 31, 2025	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted Average Remaining
(in thousands)	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$16,027	$5,938	$10,057	$32	1
Backlog	-	-	-	-	-
	$16,027	$5,938	$10,057	$32

As of December 31, 2024	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted Average Remaining
(in thousands)	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$20,172	$5,019	$4,181	$10,972	13
Backlog	-	-	-	-	-
	$20,172	$5,019	$4,181	$10,972

Amortization expense was $0.9 million, $2.1 million, and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2025, management identified various factors that collectively indicated that it is more-likely-than-not that the fair value of the Company’s perception software intangible asset was less than its carrying amount as of December 31, 2025. As a result, the Company performed an impairment assessment for intangibles in accordance with ASC 360, Property, Plant and Equipment. The December 31, 2025 impairment test indicated that the carrying amount of the perception software intangible asset is not recoverable, resulting in a non-cash impairment charge of $10.1 million, thereby fully writing off the asset.

During the year ended December 31, 2024, management identified various factors related to the 2024 restructuring events (see Note 15. Restructuring Charges) that collectively indicated that it is more-likely-than-not that the fair value of the Company’s reference software intangible asset was less than it’s carrying amount as of December 31, 2024. Prior to impairment, the fair value was $4.2 million. As a result, the Company performed an impairment assessment for intangibles in accordance with ASC 360. The 2024 impairment tests indicated a decline in the carrying amount of the reference software intangible asset, resulting in a non-cash impairment charge of $4.2 million, thereby fully writing off the asset.

The following table outlines estimated future amortization expense related to intangible assets held as of December 31, 2025 (in thousands):

Years Ended December 31,	Research and Development Expense
2026	$-
2027	30
2028	2
2029	-
2030	-
Thereafter	-
$32

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	December 31,
	2025	2024
Bonuses	$445	$571
Payroll and payroll taxes	1,124	1,127
Income taxes payable	21	20
Accrued professional fees	366	140
Liabilities to suppliers	666	381
Adverse purchase commitment	3,158	-
Other	(354)	303
	$5,426	$2,542

As of December 31, 2025, the Company had open purchase commitments of $3.2 million related to the production of select MOVIA L sensor inventory. The Company has determined that the sensors are obsolete and an adverse purchase commitment for the entire balance of open purchase commitments has been recorded as of December 31, 2025.

10. SHARE-BASED COMPENSATION

The Company issues share-based compensation to employees in the form of restricted stock units (RSUs), performance stock units (PSUs), and stock options. The following table summarizes the amount of share-based compensation expense by line item on the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Research and development expense	$2,577	$3,973	$6,531
Sales, marketing, general and administrative expense	(1,876)	7,562	9,610
	$701	$11,535	$16,141

During the year ended December 31, 2025, $4.4 million and $3.2 million of expense previously recognized within sales, marketing, general and administrative expense was reversed related to the forfeiture of awards in connection with the CEO and CFO separations, respectively, that occurred during the same period.

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2025 (in thousands, except per share data):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (thousands)
Outstanding as of December 31, 2022	945	$1.26	5.7	$1,137
Granted	-	-
Exercised	(191)	0.92
Forfeited or expired	(2)	0.28
Outstanding as of December 31, 2023	752	$1.35	4.6	$1,083
Granted	-	-
Exercised	(84)	0.73
Forfeited or expired	(2)	1.18
Outstanding as of December 31, 2024	666	$1.43	3.5	$185
Granted	-
Exercised	(14)
Forfeited or expired	(50)
Outstanding as of December 31, 2025	602	$1.40	2.0	$44

Vested and expected to vest as of December 31, 2025	602	$1.40	2.0	44

Exercisable as of December 31, 2025	602	$1.40	2.0	44

As of December 31, 2025, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data):

	Shares	Weighted-average price
Unvested as of December 31, 2022	8,866	$3.85
Granted	3,491	3.89
Vested	(1,872)	6.98
Forfeited	(502)	7.47
Unvested as of December 31, 2023	9,983	3.09
Granted	9,234	1.26
Vested	(4,537)	3.63
Forfeited	(1,767)	2.65
Unvested as of December 31, 2024 ¹	12,913	1.53
Granted	12,730	1.16
Vested	(4,373)	1.59
Forfeited	(11,408)	1.34
Unvested as of December 31, 2025	9,862	$1.24

[1]	The number of unvested RSUs and PSUs and the weighted-average price as of December 31, 2024 reported in this Note has been adjusted to 12,913 from 12,013 and to $1.53 from $1.51, respectively, as reported in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, due to the correction of an administrative error. The correction resulted in no change to the previously issued financial statements and the Company deem the administrative error not material from a quantitative or qualitative perspective.

During the year ended December 31, 2025, the Company granted 3,064,000 shares to non-executive employees for annual, short-term incentive, and new hire awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately or over three or four years.

During the year ended December 31, 2025, the Company granted 78,000 shares to non-employees. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately.

During the year ended December 31, 2025, the Company granted 9,589,000 shares to executive employees and directors for annual, short-term incentive, and long-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately, over one year, or over three years

As of December 31, 2025, unrecognized share-based compensation related to RSUs was $6.2 million, which will be expensed over the next 1.9 years. Unrecognized share-based compensation related to executive PSUs was $1.2 million, which will be expensed over the next 0.4 years.

11. LEASES

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

In December 2023, the Company entered into a lease agreement for office space in Hamburg, Germany which commenced in November 2024. The lease, which expires in October 2029, includes an option to extend the term for two three-year renewal periods. During the year ended December 31, 2025, the Company determined that the associated operating lease right-of-use asset was impaired. Impairment expense of $1.2 million is recorded within operating expenses on the consolidated statement of operations.

In September 2025, the Company entered into a lease agreement for an airplane runway strip in Warrenton, Virgia which commenced in October 2025. In addition to base rent, the Company pays additional rent comprised of a proportionate share of any operating expenses and real estate taxes. The lease, which expires in September 2026, includes an option to extend the term for two one-year renewal periods.

The components of lease expense are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease expense	$3,710	$2,701	$2,625
Finance lease expense:
Amortization of leased assets	13	-	21
Interest on lease liabilities	-	-	-
Total finance lease expense	13	-	21
Sublease income	(250)	-	-
Total lease expense	$3,473	$2,701	$2,646

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,036	$2,491	$2,500
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance leases	13	-	21

Supplemental balance sheet information related to leases is as follows:

	December 31,
(in thousands)	2025	2024
Operating leases
Operating lease right-of-use assets	$14,075	$16,746

Current portion of operating lease liabilities	3,481	2,682
Operating lease liabilities, net of current portion	14,034	15,954
Total operating lease liabilities	$17,515	$18,636

Finance leases
Property and equipment, at cost	$157	$112
Accumulated depreciation	(120)	(112)
Property and equipment, net	$37	$-

Weighted Average Remaining Lease Term
Operating leases	5.7 years	6.8 years
Finance leases	2.3 years	na

Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Finance leases	5.5%	na

As of December 31, 2025, maturities of lease liabilities are as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	Leases	Leases
2026	$3,737	$16
2027	3,625	16
2028	3,522	7
2029	3,308	5
2030	2,062	-
Thereafter	3,654	-
Total minimum lease payments	19,908	44
Less: amount representing interest	(2,393)	(3)
Present value of capital lease liabilities	$17,515	$41

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA sensor inventory to support direct sales to both automotive and non-automotive customers. During the quarter ended December 31, 2024, the Company entered into an additional purchase commitment with the existing contract manufacturing partner of $1.8 million. As of December 31, 2025, the Company had open purchase commitments to the partner of $2.3 million that were included within the adverse purchase commitment record within accrued liabilities on the consolidated balance sheets and within cost of revenue within the consolidated statements of operations. See Note 9. Financial Statement Components for additional discussion.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

13. COMMON STOCK

In March 2024, the Company entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of December 31, 2025, the sale of 80.6 million shares for net proceeds of $104.0 million had been completed. As of December 31, 2025, approximately $42.0 million is available under this sales agreement, subject to certain limitations.

14. INCOME TAXES

Components of net loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

United States	$(94,627)	$(97,893)	$(86,730)
Foreign	(438)	1,485	5,034
Total	$(95,065)	$(96,408)	$(81,696)

Components of income taxes paid, net of refunds received are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	-	-	-

State
Other states	-	-	-
Total state	-	-	-

Foreign
Germany	615	2,855	-
Other foreign	-	-	-
Total foreign	615	2,855	-

Total income taxes paid	615	2,855	-

Components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$-	$-	$-
State	-	-	-
International	332	581	2,061
Total current tax expense	332	581	2,061

Deferred
Federal	-	-	-
State	-	-	-
International	(416)	(74)	(915)
Total deferred tax expense	(416)	(74)	(915)

Federal	-	-	-
State	-	-	-
International	(84)	507	1,146
Total tax (benefit) expense	$(84)	$507	$1,146

The difference between the effective tax rate of the provision (benefit) for income taxes and the Federal statutory rate is as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory rate	$(19,964)	21.0%	$(20,246)	21.0%	$(17,156)	21.0%
State income taxes, net of federal effect	-	-	-	-	-	-
Change in valuation allowance	16,278	(17.1)	16,508	(17.2)	17,430	(21.3)
Nontaxable or nondeductible items:
Share-based compensation	1,325	(1.4)	2,357	(2.4)	1,343	(1.7)
Notes payable related	1,668	(1.8)	2,621	(2.7)	-	-
Other nondeductible items	1,073	(1.1)	39	-	251	(0.3)
Tax credits
Other tax credits	(453)	0.5	(964)	1.0	(811)	1.0
Other	-	-	2	-	-	-
Foreign tax effects
Other foreign jurisdictions	(11)	-	190	(0.2)	89	(0.1)
Total	$(84)	0.1%	$507	(0.5)%	$1,146	(1.4)%

Components of deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Reserves	$2,422	$430
Net operating loss carryforwards	115,405	104,575
R&D credit carryforwards	11,164	11,052
Depreciation/amortization deferred	30,884	29,618
Operating lease liabilities	4,975	5,099
Other	4,662	6,475
Total deferred tax assets	169,512	157,249
Deferred tax liabilities
Operating lease right-of-use assets	(3,355)	(4,106)
Total deferred tax liabilities	(3,355)	(4,106)
Net valuation allowances	(165,507)	(152,935)
Deferred tax assets	$650	$208

As of December 31, 2025, a valuation allowance of $165.5 million was maintained for deferred tax assets which have been deemed not more likely than not to be realized.

As of December 31, 2025, the Company has net operating loss carryforwards of approximately $549.5 million for federal income tax reporting purposes. In addition, the Company has research and development tax credits of $11.2 million. During 2025, $16.0 million federal net operating losses and $0.3 million general business credits expired unused. A majority of the net operating loss carryforwards and research and development credits available to offset future taxable income, if any, will expire in varying amounts from 2026 to 2044, if not previously used.

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

The One Big Beautiful Bill Act (“OBBBA”), which was enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including the option to elect immediate expensing of domestic Section 174 costs. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. As previously required under the Tax Cuts and Jobs Act, the Company capitalized research and development expenditures during the years ended December 31, 2022 through December 31, 2024. With the enactment of the OBBBA, the Company has continued to capitalize domestic Section 174 costs during the year ended December 31, 2025.

The Company had no unrecognized tax benefits as of December 31, 2025 or 2024.

Interest accrued and penalties related to unrecognized tax benefits are recognized in tax expense. During the years ended December 31, 2025, 2024 and 2023, no interest or penalties were recognized.

Income tax returns are filed in the U.S. federal jurisdiction, certain U.S. states, and in Germany. Due to the Company’s operating loss and credit carryforwards, the U.S. federal statute of limitations remains open for 2006 and onward. Tax years 2022 and forward remain open in Germany.

15. RESTRUCTURING CHARGES

In 2024, to better align the Company’s resources to support business needs, the Company reduced the global workforce by approximately 41%. The Company recognized approximately $6.0 million in restructuring and related reorganization charges during the year ended December 31, 2024, of which $5.4 million is recorded within research and development expense and $0.6 million within sales, marketing, general and administrative expense on the consolidated statements of operations. The charges were predominately related to employee severance and benefit costs. Consistent with the impairment analyses performed during 2024, the workforce reduction and restructuring included, among other things, impacts from the de-emphasis on the Company’s MOSAIK software business. There were no restructuring charges during the year ended December 31, 2025.

16. RETIREMENT SAVINGS PLAN

The Company maintains a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to the plan are made at the discretion of the Board of Directors. During the years ended December 31, 2025, 2024 and 2023, contributions of $0.3 million, $0.5 million, and $0.5 million were made to the plan, respectively.

17. SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, on January 1, 2026, the Company acquired from Scantinel Photonics GmbH (“Scantinel”) certain assets related to Scantinel’s 1550nm FMCW ultra-long-range LiDAR sensor business. The purchase price of $0.4 million was paid on December 31, 2025 and is reflected in other current assets on the consolidated balance sheets. During the fourth quarter of 2025, prior to the closing of the acquisition on January 1, 2026, the Company advanced operating funds of $1.8 million to Scantinel.

On January 26, 2026, the Company entered into an agreement with Luminar Technologies, Inc. (“Luminar”), pursuant to which MicroVision agreed to acquire from Luminar certain assets related to Luminar’s worldwide lidar sensor business, including intellectual property and inventory related to its IRIS and HALO sensors. The acquisition was approved by the U.S. Bankruptcy Court on January 27, 2026. On February 3, 2026, the acquisition closed and MicroVision paid to Luminar the purchase price of $33.0 million (less the previously paid 10% deposit) plus cure costs of $0.2 million, funded through cash on hand.

On February 23, 2026, the Company entered into a Securities Purchase and Exchange Agreement (the “2026 Purchase Agreement”) with an institutional investor, pursuant to which the Company issued two senior secured convertible notes – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million (combined, the “2026 Convertible Notes”). Net cash proceeds from the issuance are approximately $20.9 million, inclusive of initial discounts, fees, and expenses related to the transaction.

The 2026 Convertible Notes will rank senior to all outstanding and future indebtedness of the Company. Immediately upon closing and monthly beginning on April 1, 2026, the Holder may elect to require the Company to partially redeem the Notes. The Company has the right to optionally convert any partial redemption of the Notes to shares of the Company’s common stock, subject to certain conditions. If conversion is elected by the Company, the partial repayment amount is the greater of $3.0 million monthly, plus a 10% premium, or 110% of 7% of the aggregate daily volume of common stock for all VWAP trading days over a specified period. If cash settlement is elected by the Company, the partial repayment amount is $3.0 million monthly, plus a 10% premium. The end of term maturity balance is the outstanding principal balance of the Notes multiplied by 110% and matures on March 1, 2028. The Notes bear zero coupon.

Subsequent to closing the 2026 Purchase Agreement, on February 23, 2026, the Holder elected a partial redemption. The Company elected to settle through shares of common stock, which are expected to be issued on or before March 31, 2026.

On February 27, 2026, the Company committed to a plan to consolidate its Redmond, Washington-based engineering, manufacturing, supply chain, and quality activities into the Company’s new Orlando, Florida facility (the “Consolidation Plan”). The decision is part of the Company’s ongoing efforts to reduce operating expenses and cash usage, improve organizational efficiency, and align resources to support strategic priorities. See Part II, Item 9B, Other Information for additional discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our fiscal years ended December 31, 2025, 2024 and 2023.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), prior to the filing of this Form 10-K. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period ended December 31, 2025 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 2.05 Costs Associated with Exit or Disposal Activities:

On February 27, 2026, MicroVision, Inc. committed to a plan to consolidate its Redmond, Washington-based engineering, manufacturing, supply chain, and quality activities into the Company’s new Orlando, Florida facility (the “Consolidation Plan”). The decision is part of the Company’s ongoing efforts to reduce operating expenses and cash usage, improve organizational efficiency, and align resources to support strategic priorities.

In connection with the Consolidation Plan, in order to reduce operating expenses, the Company plans to reduce its Redmond-based workforce resulting in an approximately 20% reduction in the Company’s total global workforce. The reduction will commence in the first quarter of 2026 and is expected to be substantially completed by the end of the second quarter of 2026. During the second and third fiscal quarters of 2026, the Company estimates that it will incur one-time cash charges within the range of $1 million to $2 million associated with employee severance and related employee costs, as well as non-cash share-based compensation expense.

In addition, in connection with the Consolidation Plan, the Company expects to record a non-cash accounting charge estimated to be within the range of $8 million to $12 million due to the impairment of certain assets, including office leases, leasehold improvements, and related assets, stemming from the eventual closure of the Redmond facility.

The Company’s estimates are based on assumptions and actual results may materially differ. The Company may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction and facility closure.

(b) During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K in Item 4A. The information required by this Item 10 of Form 10-K and not provided in Item 4A will be included under the caption “Proposal One – Election of Directors” and “Board of Directors & Governance Matters” in our 2026 Proxy Statement and is incorporated herein by reference. Our 2026 Proxy Statement will be filed with the SEC prior to our 2026 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Director Compensation for 2025” in our 2026 Proxy Statement and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as of December 31, 2025, regarding equity compensation plans approved and not approved by shareholders is summarized in the following table (in thousands, except per share data):

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders			14,794
Options to purchase common stock	602	$
Restricted stock units and performance stock units	9,862	-
Equity compensation plans not approved by shareholders	-	-	-
Total	10,464		14,794

The other information required by this Item 12 of Form 10-K will be included under the caption “Information about MicroVision Common Stock” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included under the captions “Certain Relationships and Related Transactions” and “Board of Directors & Governance Matters” in our 2026 Proxy Statement and are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included under the caption “Independent Registered Public Accounting Firm” in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2025 and 2024

●	Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023

●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023

●	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II

MicroVision, Inc.

Valuation and Qualifying Accounts and Reserves Schedule

(In thousands)

		Additions
Year Ended December 31,	Balance at beginning of fiscal period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of fiscal period
2023
Tax valuation allowance	$130,125	$12,252	$-	$-	$142,377

2024
Tax valuation allowance	$142,377	$10,558	$-	$-	$152,935

2025
Tax valuation allowance	$152,935	$12,572	$-	$-	$165,507

All other schedules are omitted because they are not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following exhibits are referenced or included in this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated December 1, 2022, by and between Ibeo Automotive Systems GmbH and MicroVision GmbH(14)
2.2	Amendment Agreement, dated January 31, 2023, to the Asset Purchase Agreement, dated December 1, 2022, by and between Ibeo Automotive Systems GmbH and MicroVision GmbH(14)
3.1	Amended and Restated Certificate of Incorporation of MicroVision, Inc., as amended(2)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc(4)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated June 7, 2018(6)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated October 8, 2020(8)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MicroVision, Inc. dated May, 18, 2023(7)
3.6	Amended and Restated Bylaws of MicroVision, Inc(5)
4.1	Form of Specimen Stock Certificate for Common Stock(1)
4.2	Description of Common Stock(9)
4.3	Form of Senior Secured Convertible Note(19)
10.1	2022 MicroVision, Inc. Incentive Plan(13)*
10.2	Lease Agreement Concerning Office Premises between Victoria Immo Properties I S.à r.l., dated December 15, 2023 (covering approximately 60,000 square feet)(20)
10.3	Key Executive Severance and Change in Control Plan(3)*
10.4	2025 CEO Agreement (G. DeVos) (11)
10.5	At-the-Market Issuance Sales Agreement, dated August 29, 2023, by and between the Company and Craig-Hallum Capital Group LLC(10)
10.6	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 16,681 square feet)(12)
10.7	Lease Agreement between Redmond East Office Park LLC and MicroVision, Inc. dated September 24, 2021 (covering approximately 36,062 square feet)(12)
10.8	Form of Performance-Based Restricted Stock Unit Agreement(13)*
10.9	Form of Restricted Stock Unit Agreement(15)*
10.10	At-the-Market Issuance Sales Agreement, dated June 16, 2023, by and between the Company and Craig-Hallum Capital Group LLC(16)
10.11	2024 Executive Bonus Plan(3)
10.12	At-the-Market Issuance Sales Agreement, dated March 5, 2024, by and among the Company and various banks(17)
10.13	2024 CEO Agreement (S. Sharma)(18)*
10.14	Securities Purchase Agreement(19)
10.15	2025 Executive Bonus Plan(21)
19.1	MicroVision Statement of Policy on Insider Trading and Pre-Clearance Procedures
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm – Baker Tilly US, LLP
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy on Recoupment of Incentive Compensation

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Post-Effective Amendment to Form S-3 Registration Statement, Registration No. 333-102244.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2024.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 14, 2023.
(6)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1 Registration Statement, Registration No. 333-222857.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 19, 2023.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2020.
(9)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2023.
(11)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2025.
(12)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
(13)	Incorporated by reference to the Company’s Form S-8 filed on June 8, 2022.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2023.
(15)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2023.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2024.
(18)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2024.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2024.
(20)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2023.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2025.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: March 4, 2026	By	/s/ Glen DeVos
Glen DeVos
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glen DeVos and Stephen Hrynewich, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 4, 2026.

Signature	Title

/s/ Glen DeVos	Chief Executive Officer and Director
Glen DeVos	(Principal Executive Officer)

/s/ Stephen Hrynewich	Chief Financial Officer
Stephen Hrynewich	(Principal Financial Officer and Principal Accounting Officer)

/s/ Simon Biddiscombe	Director, Executive Vice Chair
Simon Biddiscombe

/s/ Robert P. Carlile	Director
Robert P. Carlile

/s/ Jeffrey Herbst	Director
Jeffrey Herbst

Director
Laura Petereson

/s/ Peter Schabert	Director
Peter Schabert

/s/ Jada Smith	Director
Jada Smith

