Form 10-K/A
period 2025-12-31
MICROVISION, INC.
filed 2026-04-30
CIK 65770

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

The number of shares of the registrant’s common stock outstanding as of April 15, 2026 was 322,124,742.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

MicroVision, Inc. is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on March 4, 2026, for the purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2026 annual meeting of shareholders. Our 2026 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.

This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV. No other information included in the Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning our Directors

The name, age and certain background information regarding each member of our Board of Directors is set forth below as of April 15, 2026. There are no family relationships among our directors or executive officers. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that he or she is qualified to serve as a director, each of our directors has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to MicroVision and our Board.

Name	Position(s)	Committee Membership(s)
Robert P. Carlile	Chairman of the Board; Audit Committee Chair	Audit, Compensation, Nominating & Governance
Simon Biddiscombe	Executive Vice Chair (“EVC”)	No committee assignment while serving as EVC
Glen W. DeVos	Chief Executive Officer	None
Jeffrey A. Herbst	Compensation Committee Chair	Audit, Compensation
Laura J. Peterson	Nominating & Governance Committee Chair	Compensation, Nominating & Governance
Peter Schabert		Nominating & Governance
Jada M. Smith		Audit, Nominating & Governance

Biographical Information and Expertise

Simon Biddiscombe Executive Vice Chair of the Board

Director since 2018

Age 58

Key Expertise:

● Executive Leadership

● Business Strategy

● Financial & Accounting

● Technology & Innovation

● Public Board Service & Governance

● Transportation & Mobility Industries

Mr. Biddiscombe was named Executive Vice Chair in September 2025 to serve as a resource to Mr. DeVos for a temporary period of no more than twelve months. Mr. Biddiscombe is an advisor to privately held Third Wave Automation, a provider of high-reach autonomous forklifts having previously served as their Chief Financial Officer from August 2022 to December 2024. He also served as Executive Partner at Thomas H. Lee Partners, a premier private equity firm investing in middle market growth companies, from May 2022 to October 2023. Mr. Biddiscombe was Chief Executive Officer and a board member at publicly traded MobileIron, Inc., a security software provider for the digital enterprise protecting corporate data across apps, networks, and clouds, from October 2017 until its sale to Ivanti, Inc. in December 2020. From May 2015 to October 2017, Mr. Biddiscombe served as MobileIron’s Chief Financial Officer. He previously served in several executive leadership roles including Chief Financial Officer at ServiceSource International, Chief Financial Officer and Chief Executive Officer at QLogic, Chief Financial Officer at Mindspeed Technologies, and Chief Financial Officer at Wyle Electronics. He began his career at PricewaterhouseCoopers LLP where he spent nine years, including the firm’s Silicon Valley technology accounting and audit practice. Mr. Biddiscombe holds a BA in business studies from the University of Glamorgan and is a Fellow of the Institute of Chartered Accountants in England and Wales.

Robert P. Carlile Chair of the Board

Director since 2017

Age 70

Board Committees:

● Audit, Chair

● Compensation

● Nominating & Governance

Key Expertise:

● Executive Leadership

● Business Strategy

● Financial & Accounting

● Public Board Service & Governance

Mr. Carlile has been the Chairman of the Board since June 2022. Previous to that he was Chair of the Audit Committee; in October 2025, he was again named Audit Committee Chair on a temporary basis while Mr. Biddiscombe serves in the Executive Vice Chair role. Mr. Carlile was a partner at KPMG LLP from 2002 to 2016, and a partner at Arthur Andersen LLP from 1987 to 2002. During his 39-year career in public accounting, Mr. Carlile served as the lead audit partner on numerous public company engagements operating across different industries including technology, global logistics, retail, transportation and manufacturing. In addition to his experience as a lead audit partner, Mr. Carlile held a variety of operating leadership positions at KPMG and Arthur Andersen. Mr. Carlile also serves on the Board of Directors of publicly traded Expeditors International, where he is the Chairman of the Board, and the Board of Directors of Virginia Mason Franciscan Health.

Glen W. DeVos Chief Executive Officer & Director	Director since 2025 Age 65

Mr. DeVos is a seasoned global technology executive with more than four decades of leadership in automotive, mobility, and advanced electronics innovation. He currently leads MicroVision as Chief Executive Officer after previously serving as the company’s Chief Technology Officer. In his current role, Glen is driving MicroVision’s evolution from advanced R&D to scaled product commercialization, sharpening its strategic focus on autonomy, perception systems, and intelligent mobility solutions. Prior to joining MicroVision, Glen spent more than 30 years at Aptiv and its predecessor Delphi, where he held a series of increasingly senior global leadership roles. As Senior Vice President and Chief Technology Officer and President of multiple business units, including Advanced Safety & User Experience and Mobility & Services, he led large-scale, multi-billion-dollar portfolios spanning autonomous driving, software-defined vehicle architecture, connectivity, cloud platforms, and smart city technologies.

Key Expertise: ● Executive Leadership ● Business Strategy ● Technology & Innovation ● Transportation & Mobility Industries
Jeffrey A. Herbst Independent Director

Director since 2022

Age 61

Board Committees:

● Compensation, Chair

● Audit

Key Expertise:

● Executive Leadership

● Business Strategy

● Financial & Accounting

● Technology & Innovation

● Public Board Service & Governance

Mr. Herbst is Co-Founding Managing Partner of GFT Ventures, a venture capital firm focused on investing in early-stage technology companies primarily located in the U.S. and Israel. Prior to launching GFT Ventures in March 2021, Mr. Herbst served in various roles at NVIDIA Corporation from December 2001 to July 2021, most recently serving as Vice President of Business Development where he built an ecosystem of accelerated computing applications spanning the domains of AI, data science, autonomous machines, and graphics and visualization. Prior to that, he practiced as an attorney with Wilson Sonsini Goodrich & Rosati. Mr. Herbst holds a J.D. degree from Stanford University and a B.S. degree with honors in computer science from Brown University.

Laura Peterson

Independent Director

Ms. Peterson spent over twenty years in leadership roles at Boeing before serving as an independent board member and as an executive in the robotics, autonomy, SaaS, and transportation and logistics sectors. As a Board Director and Chief Executive Officer of Palladyne AI (NASDAQ: PDYN), she led a transformational restructuring and strategic pivot, leveraging the company’s pioneering autonomous robotics artificial intelligence and machine learning software platform. She also served on the board of Air Transport Services Group (NASDAQ: ATSG), a leading global air cargo transportation and logistics company, for nearly eight years, guiding the company through its recently completed sale transaction. She serves on the board of JD Logistics, the transportation and logistics arm of JD.com, China’s largest retailer, and served on the board of Accelya, a Vista Equity Partners’ SaaS portfolio company for four years. Throughout her two decades at Boeing, Ms. Peterson held key senior executive roles in Boeing Commercial Airplanes (BCA) Aircraft Sales, BCA Airplane Production & Supplier Management, BCA Strategy, Boeing International, and Boeing Defense, Space and Security. She holds an M.B.A. from The Wharton School at the University of Pennsylvania and a B.S. in Industrial Engineering from Stanford University.

Director since 2025

Age 66

Board Committees:

● Compensation

● Nominating & Governance

Key Expertise:

● Executive Leadership

● Business Strategy

● Financial & Accounting

● Technology & Innovation

● Transportation & Mobility Industries

● Public Board Service & Governance

Peter Schabert

Independent Director

Mr. Schabert is currently a management consultant advising companies in the automotive supply industry. He previously served as President and Chief Executive Officer of Beijing Benz Automotive Co., Ltd, from August 2015 until his retirement in April 2017. Mr. Schabert spent 31 years at Daimler AG, serving in various leadership roles, including head of global powertrain production, and site manager of several Mercedes-Benz manufacturing sites serving in locations throughout Germany, China, and the U.S. Mr. Schabert holds a mechanical engineering degree from Technische Universität Braunschweig.

Director since 2024 Age 71 Board Committees: ● Nominating & Governance Key Expertise: ● Executive Leadership ● Business Strategy ● Technology & Innovation ● Transportation & Mobility Industries

Jada Smith

Independent Director

Ms. Smith is Vice President, Global Program Management at Fluence Energy, Inc., a publicly traded global energy storage company, a role she has held since August 2025. In this role, she is responsible for global program execution across the company’s product portfolio, including oversight of cost, schedule, and launch performance. Prior to joining Fluence, Ms. Smith served as Vice President, Program Management for the Americas at Visteon Corporation, a publicly traded global technology company in the automotive industry, from September 2024 to July 2025. From December 2023 to September 2024, Ms. Smith served as Senior Vice President, Product Strategy & Delivery at Karma Automotive, a privately held ultra-luxury electric vehicle manufacturer. Prior to Karma Automotive, Ms. Smith served in several roles of increasing responsibility at Aptiv PLC, a publicly traded global technology company serving the automotive industry. At Aptiv, from February 2022 to November 2022, Ms. Smith served as Senior Program Director, Ford; from November 2020 to August 2022, as Global Engineering Director, Software Platform; from June 2020 to November 2020, as Global Director of Program Management, Connection Systems; as well as previous roles. Prior to Aptiv, Ms. Smith spent nearly 13 years in various engineering roles at Delphi Automotive PLC, a publicly traded high-technology company serving the automotive and transportation sectors, which created Aptiv PLC via a spin-off transaction in 2017. From September 2019 to March 2024, Ms. Smith served on the Board of Directors of the nonprofit Center for Automotive Research. Ms. Smith has a Master of Business Administration degree from Indiana University Kokomo and a B.S. degree in Electrical Engineering Technology from Purdue University.

Director since 2024

Age 48

Board Committees:

●  Audit

●  Nominating & Governance

Key Expertise:

● Executive Leadership

● Business Strategy

● Technology & Innovation

● Transportation & Mobility Industries

Information Concerning our Executive Officers

Background information about each of our executive officers as of April 15, 2026 who does not also serve on our Board of Directors is set forth below:

Name	Position(s)
Stephen Hrynewich	Interim Chief Financial Officer, Vice President Global Finance & Operations
Drew G. Markham	Senior Vice President, General Counsel & Secretary, and Head of People Operations

Stephen Hrynewich, age 59, was named Interim Chief Financial Officer in December 2025, having served as the Company’s Vice President, Global Finance & Operations since August 2023. Prior to joining MicroVision, Mr. Hrynewich served as Director, Corporate Finance at Lucid Group, Inc. from 2021 to 2023, with previous finance roles at Republic Services from 2018 to 2020, as well as several automotive OEMs, including General Motors, Nissan North America, Mazda Motor Corporation, and Ford Motor Company.

Drew G. Markham, age 58, was named Senior Vice President, General Counsel & Secretary, and Head of People Operations in June 2024, having joined MicroVision in June 2021 as Vice President, General Counsel & Secretary. Before joining MicroVision, from January 2017 through June 2021, Ms. Markham was President at Avisé, a social purpose corporation, where she was a legal consultant to publicly traded technology companies. From January 2013 to December 2016, she was Vice President, Deputy General Counsel & Assistant Secretary at RealNetworks, Inc. From June 1999 to December 2012, she was an attorney with Wilson Sonsini Goodrich & Rosati. Ms. Markham received her Juris Doctor degree from the University of Washington School of Law and her Bachelor of Science degree in Accounting from the University of Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires MicroVision’s executive officers, directors, and persons who own more than ten percent of a registered class of the company’s equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all such reports they file. Specific due dates have been established by the SEC, and we are required to disclose any failure to file by those dates.

Based solely on our review of the copies of such reports received by us, and on written representations by our executive officers and directors, we believe that during fiscal 2025, all of our executive officers and directors and all of the persons known to us to own more than ten percent of our common stock, complied with all Section 16(a) filing requirements applicable to them, except that the sale of 20,113 shares by Jada Smith on January 28, 2025, which should have been reported within two business days, was reported late on a Form 4 filed March 4, 2025.

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

Shareholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates in our proxy statement for the 2025 annual meeting of MicroVision shareholders filed with the SEC on April 28, 2025.

Audit Committee of the Board

We have a standing Audit Committee of the Board of Directors comprised of Messrs. Carlile and Herbst, and Ms. Smith. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews MicroVision’s internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated each of Messrs. Carlile and Herbst as Audit Committee Financial Experts, as defined by the SEC and applicable listing standards. Applying the rules of the Nasdaq Stock Market and the SEC, the Board has determined that each of Mr. Carlile, Mr. Herbst, and Ms. Smith are independent.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation paid to, or earned by, each of our named executive officers, including certain former executive officers, during the last three fiscal years.

Name and Principal Positions	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Glen DeVos (6)	2025	347,008	—	3,033,795	—	—	7,043	3,387,845
Chief Executive Officer,	2024	—	—	—	—	—	—	—
Chief Technology Officer	2023	—	—	—	—	—	—	—
Simon Biddiscombe(7)	2025	122,500	—	408,832	—	—	1,325	532,657
Executive Vice Chair, Director	2024	91,250	—	88,495	—	—	—	179,745
	2023	90,000	—	141,386	—	—	—	231,386
Drew G. Markham (8)	2025	400,000	—	1,072,880	—	—	10,500	1,483,380
SVP, General Counsel, Head of People	2024	391,833	—	616,000	—	—	10,193	1,018,026
Operations	2023	372,000	204,875	—	—	—	9,900	586,775
Sumit Sharma (9)	2025	397,500	—	—	—	—	1,210,873	1,608,373
Former Chief Executive Officer	2024	530,000	—	5,983,750	—	—	11,227	6,524,977
	2023	462,917	—	4,245,000	—	—	54,900	4,762,817
Anubhav Verma (10)	2025	411,719	—	—	—	—	—	411,719
Former Chief Financial Officer	2024	417,708	—	699,875	—	—	—	1,117,583
	2023	400,000	220,000	—	—	—	—	620,000

(1)	Amounts reflect cash salary paid in the respective year.

(2)	To conserve cash and drive alignment with shareholders, the 2025 short-term incentive bonus for each of Mr. DeVos and Ms. Markham was made in the form of a grant of RSUs that vest upon certification of achievement of the applicable performance goals and service to the Company through the first anniversary of the grant date. These short-term incentive bonuses are governed by the 2025 Executive Bonus Plan, which was designed to motivate and reward eligible employees, including executive officers. Total attainment for the fiscal year 2025 target period was based on certain predetermined financial and non-financial objectives, including at least $10 million in revenue of the Company (weighted at 25%), no more than $55 million of cash operating expenses of the Company (weighted at 25%), and both team and individual strategic business objectives (weighted at 50%). The 2025 Bonus Plan also provided for a maximum payout at 200% of target. On April 15, 2026, the Compensation Committee certified actual financial results relevant to the 2025 Bonus Plan as relates to executive and non-executive participants in such plan. On the same date the Board for Mr. DeVos and the Compensation Committee for Ms. Markham determined that the non-financial objectives pursuant to the 2025 Bonus Plan had been fully achieved at the target level based on Mr. DeVos’ efforts to successfully deepen and expand the company’s product roadmap and strengthen and expand the company’s commercial organization and opportunities and Ms. Markham’s work to drive cost efficiencies and enable strategic organizational goals. The Compensation Committee and Board determined that the objective required for maximum payout was not achieved. Accordingly, it is anticipated that on June 6, 2026, subject to continued employment on such date, 75% of the target RSUs granted to Mr. DeVos and to Ms. Markham in 2025 pursuant to the 2025 Bonus Plan will vest. Mr. DeVos’ incentive target is 100% of his base salary (so he is expected to vest in RSUs valued at 75% (calculated as 75% of 100%) of his base salary as his bonus payout), while Ms. Markham’s incentive target is 55% of her base salary (so she is expected to vest in RSUs valued at 41.25% (calculated as 75% of 55%) of her base salary as her bonus payout). Consistent with prior year reporting, the 2025 amounts have been reported as Stock Awards because the awards have not yet vested.

(3)	The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted or modified in the year shown pursuant to our 2020 Incentive Plan, 2022 Equity Incentive Plan, or 2025 Inducement Equity Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718), rather than an amount paid to or realized by the executive officer. For a discussion of valuation assumptions for these awards, see Note 10 to our Notes to Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. For performance-based RSUs granted in 2024 and 2025, the grant date fair value reported assumes maximum level of achievement; in 2024 and expected in 2025, only a percentage of the awards granted will actually vest to reflect actual (versus target) performance.

(4)	For the 2025 compensation year, Mr. DeVos and Ms. Markham are eligible for performance-based bonuses pursuant to the 2025 Executive Bonus Plan, however such bonuses are expected to be paid out at target (not at maximum) in the form of vesting of RSUs in June 2026, subject to certain conditions.

(5)	With respect to Mr. Sharma, other compensation for 2025 includes severance compensation, as described in Note 9 below, as well tax equalization payments. Tax equalization payments were made on behalf of Mr. Sharma in 2025 when the company paid a net amount of $73,649 to the German tax authority, of which $36,088 related to the German tax assessment for 2023 and $37,561 related to the German tax assessment for 2022. For tax year 2024, the company made an additional tax equalization payment in 2026 in the net amount of $52,507 with respect to Mr. Sharma’s time spent working in Germany in 2024 overseeing company operations there. The remaining amounts included in this column generally consist of matching contributions under MicroVision’s 401(k) plan of 50% of the first 6% of eligible pay contributed to the 401(k) plan and which benefit is available to all of the company’s employees.

(6)	Mr. DeVos commenced employment with MicroVision on March 31, 2025. He served as the company’s Chief Technology Officer from that date until September 30, 2025, when he was named Chief Executive Officer and Director of the company. As Chief Technology Officer, Mr. DeVos’ compensation was comprised of annual base salary of $425,000, a short-term incentive bonus target of 55% of base salary, and an inducement equity award of 1,300,000 RSUs scheduled to vest ratably over four years on each anniversary of his start date, subject to continued employment on each vesting date. He is also eligible to participate in the company’s long-term incentive program at the discretion of the Compensation Committee beginning in 2026. Effective September 30, 2025, Mr. DeVos was named Chief Executive Officer and entered into an employment agreement with the company, which reflects base salary of $530,000 per annum, as may be adjusted from time to time at the discretion of the Board; and a short-term incentive bonus target of 100% of base salary; participation in the company’s Key Executive Severance and Change in Control Plan at the highest benefit levels; and participation in the benefits and programs generally available to other employees of the company, including expense reimbursement, retirement, insurance and vacation.

(7)	Mr. Biddiscombe commenced employment with MicroVision on September 30, 2025, when he was named by the Board to serve as Executive Vice Chair for a temporary period of no longer than one year. While serving in this role, Mr. Biddiscombe’s compensation includes base salary of $265,000 on an annualized basis and he received an equity award of 241,000 RSUs scheduled to vest in full on October 1, 2026 subject to his continued services to the company, whether as Executive Vice Chair or as a Director. Mr. Biddiscombe served as an independent director prior to his appointment as Executive Vice Chair and it is expected that he will return to the role of independent director in accordance with Nasdaq rules following his service as Executive Vice Chair.

(8)	Ms. Markham served as Senior Vice President, General Counsel & Secretary, and Head of People Operations for all of 2025, with compensation comprised of base salary of $400,000, a short-term incentive bonus target of 55% of base salary, and eligibility for long-term incentive equity at the discretion of the Compensation Committee.

(9)	For 2025, Mr. Sharma served as the company’s Chief Executive Officer from January 1 until September 30, 2025, with compensation comprised of base salary of $530,000, a short-term incentive bonus target of 100% of base salary, and eligibility for long-term incentive equity at the discretion of the Board. In connection with the termination of his employment, which constituted an “involuntary termination” for purposes of the company’s Executive Severance and Change in Control Plan, Mr. Sharma received severance benefits that included 18 months of base salary ($795,000), 100% of his target short-term incentive bonus, prorated for service in 2025 ($397,500), plus 12 months of COBRA coverage ($9,654). He received no acceleration of vesting of outstanding equity awards.

(10)	For 2025, Mr. Verma served as the company’s Chief Financial Officer from January 1 until his voluntary resignation from the company effective December 17, 2025. As CFO, his compensation was comprised of base salary of $425,000, a short-term incentive bonus target of 65% of base salary, and eligibility for long-term incentive equity at the discretion of the Compensation Committee. Mr. Verma received no severance compensation in connection with his exit.

Outstanding Equity Awards at December 31, 2025 Fiscal Year End

The following table provides information regarding the holdings of stock options and RSUs by each of our named executive officers as of the end of our most recently completed fiscal year. The 2025 named executive officers who were not serving as executives of the company at December 31, 2025 are not shown in the table as the company does not have access to data regarding their outstanding MicroVision equity on that date. The market value of RSUs is based on the closing price of MicroVision common stock on The Nasdaq Stock Market on December 31, 2025, which was $0.83.

Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested ($)
Glen DeVos	4/2/2025					1,300,000	(1)	$1,076,530
Simon Biddiscombe		30,000	—	$0.62	12/19/28			$-
	6/6/2025					44,014	(2)	$36,448
	10/1/2025					241,000	(3)	$199,572
Drew G. Markham	6/4/2024	—	—	—	—	240,120	(4)	$198,843
	6/6/2025					360,000	(4)	$298,116

(1)	Awarded pursuant to the company’s 2025 Inducement Equity Plan, the RSUs are scheduled to vest ratably over four years on each anniversary of the grant date, with each such vesting event subject to continued service to MicroVision on the respective vesting date.
(2)	The award was granted pursuant to the company’s independent director compensation program, and the RSUs are scheduled to vest ratably each quarter over the one-year period following the grant date, with each such vesting event subject to continued service to MicroVision on the respective vesting date.
(3)	The award was granted in connection with the appointment as Executive Vice Chair, and the RSUs are scheduled to vest on October 1, 2026, subject to continued service to MicroVision on the vesting date.
(4)	The RSUs are scheduled to vest ratably over three years on each anniversary of the grant date, with each such vesting event subject to continued service to MicroVision on the respective vesting date.

Compensation Risk Assessment

Our Compensation Committee has reviewed our compensation programs and policies and believes that our policies do not encourage excessive or inappropriate risk taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the company. As part of its assessment, the Compensation Committee considered, among other factors, the allocation of compensation among base salary and short- and long-term compensation, our approach to establishing company-wide and individual financial and other performance targets, our bonus structure of payouts and the nature of our key performance metrics. We believe these practices encourage our employees to focus on sustained long-term growth, which we believe will ultimately contribute to the creation of shareholder value.

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and our financial performance for each of the last three completed fiscal years. In determining the “compensation actually paid” to our named executive officers (our “NEOs”), we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in each such previous year, as the valuation methods for this disclosure under Item 402(v) differ from those required in reporting the compensation information in the Summary Compensation Table. For our NEOs other than our principal executive officer (our “PEO”), compensation is reported as an average.

			Average	Average	Value of Initial Fixed $100 Investment Based On:			Company Selected Measure
Year (1)	Summary Compensation Total for PEOs	Compensation Actually Paid to PEOs (2)	Summary Compensation Table Total for Non-PEOs	Compensation Actually Paid to Non-PEOs (2)	MVIS Total Stockholder Return (3)	Peer Group Total Stockholder Return (3)	Net Loss (in thousands) (4)	Stock Price (5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	$2,486,790	$2,488,497	$2,173,849	$1,569,628	$15.39	$220.10	$(94,981)	$0.83
2024	$6,524,977	$(30,023)	$1,067,804	$(489,143)	$181.95	$192.74	$(96,915)	$1.31
2023	$4,726,817	$832,417	$603,388	$350,830	$369.44	$146.11	$(82,842)	$2.66

(1)	For 2025, the PEOs were Mr. DeVos from October through December and Mr. Sharma from January through September; the Non-PEOs were Ms. Markham for the entire year, Mr. Verma for all but the final two weeks of the year, and Mr. Biddiscombe from October through December. For 2024 and 2023, the PEO was Mr. Sharma and the Non-PEOs were Mr. Verma and Ms. Markham for the entire year.
(2)	The Summary Compensation Table totals reported for the PEO and the average of the Non-PEOs for each year were subject to the following adjustments per Item 402(v)(2)(iii) of Regulation S-K to calculate “compensation actually paid”: the summary compensation table totals were decreased for amounts reported under the “Option Awards” and “Stock Awards” columns and increased/decreased for the inclusion of Rule 402(v) equity values, which reflect the aggregate of the following components, as applicable (i) the fair value as of the end of the listed fiscal year of unvested equity awards granted in that year; (ii) the change in fair value during the listed fiscal year of equity awards granted in prior years that remained outstanding and unvested at the end of the listed fiscal year; and (iii) the change in fair value during the listed fiscal year through the vesting date of equity awards granted in prior years that vested during the listed fiscal year, less the fair value at the end of the prior year of awards granted prior to the listed fiscal year that failed to meet applicable vesting conditions during the listed fiscal year. Equity values are calculated in accordance with FASB ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of the grant.

Description of Adjustment	2025	2024	2023
Summary Compensation Table Total Compensation for PEOs	$2,486,790	$6,524,977	$4,726,817
Subtract grant date fair value of option awards and stock awards granted in the applicable fiscal year	$(743,910)	$(5,983,750)	$(4,245,000)
Adjust for year-end fair value of equity awards granted in the applicable fiscal year that are outstanding and unvested as of the applicable fiscal year end	$745,616	$2,128,750	-
Adjust for change in fair value at year-end of equity awards granted in prior years that are outstanding and unvested as of the applicable fiscal year	$-	$(3,213,000)	$(414,400)
Adjust for vesting date fair value of equity awards granted and vested in applicable fiscal year	$-	$513,000	729,000
Adjust for change in fair value of equity awards granted in prior years that vested in the applicable fiscal year	$-	$-	$-
Compensation Actually Paid to PEOs	$2,488,497	$(30,023)	$832,417

Summary Compensation Table Total Compensation for Non-PEOs	$2,173,849	$1,067,804	$603,388
Subtract grant date fair value of option awards and stock awards granted in the applicable fiscal year	(3,671,245)	$(657,938)	$-
Add year-end fair value of equity awards granted in the applicable fiscal year that are outstanding and unvested as of the applicable fiscal year-end	$3,003,338	$783,544	$-
Adjust for year-over-year change in fair value of equity awards granted in prior years that are outstanding and unvested as of the applicable fiscal year	$199,300	$(1,847,316)	$(225,904)
Adjust for change in fair value of equity awards granted in prior years that vested in the applicable fiscal year	$-	$212,438	$3,346
Subtract prior year-end fair value of equity award granted in prior years that failed to vest in the applicable fiscal year	$(135,614)	$(47,675)	$-
Compensation Actually Paid to Non-PEOs	$1,569,628	$(489,143)	$350,830

(3)	An investment of $100 is assumed to have been made in our common stock as of December 31, 2020. We have selected the Dow Jones U.S. Electronic & Electrical Equipment Index (DJUSEE) as our peer group. An investment of $100 is assumed to have been made in the DJUSEE as of December 31, 2020.
(4)	The dollar amounts reported represent the amount of the net loss reflected in our audited financial statements of the applicable fiscal year.
(5)	The stock prices reported here are the closing prices on the last trading day of the relevant fiscal year. Stock price was chosen from the following three most important financial performance measures used to link compensation actually paid to our PEO and other NEOs in 2025 to company performance:

Performance Metrics

Stock Price Targets	Served as performance objectives in our performance-equity-based PRSU program for executives through December 31, 2025

Revenue	A factor in assessing market progress and critical to the company’s long-term sustainability

Cash Operating Expenses	A key non-GAAP measure used by our Board and management to evaluate company performance and fiscal discipline

While we are required to disclose our net loss for each covered fiscal year, this is not a metric used in our compensation programs at this time.

Narrative Disclosure of Pay Versus Performance Table. With a focus on commercializing our perception solutions, broadening our market strategy, and streamlining our operations, we designed our compensation program across the entire company to emphasize performance and drive the team toward a common set of goals. The overall objectives of our executive compensation program are to provide compensation at competitive levels in order to recruit and retain talented executives, motivate our executives to achieve our strategic and financial objectives, and provide incentives to help align the interests of our executives with the interests of our shareholders. We believe that our executive compensation program and the executive compensation decisions included in the 2025 Summary Compensation Table and related disclosures appropriately reward our PEO and non-PEOs for driving efforts of our entire team toward our collective strategic goals, thereby supporting the long-term value creation for our shareholders.

The values included in the columns for Compensation Actually Paid to our PEO and non-PEOs, calculated in accordance with SEC disclosure rules, in each of the fiscal years reported above and over the five-year cumulative period shows how the compensation awarded fluctuated year-over-year, primarily based on our stock price as of the last day of the listed fiscal year, among other factors. As the values change considerably from year-to-year based on stock price performance, they may not serve as a meaningful indicator of our compensation philosophy.

Compensation Actually Paid and Performance Measures. The following graphical comparisons reflect the relationship between our PEO and average non-PEO compensation “actually paid” versus the performance measures in the pay versus performance table from 2021 to 2025:

Company vs. Peer Group
$250
$200
$150
$100
$50
$0
2021
2022
2023
2024
2025
Company TSR
Peer Group TSR

CAP vs. TSR
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
-$1,000,000
Compensation Actually Paid
$250
$200
$150
$100
$50
$0
Total Shareholder Return
2021
2022
2023
2024
2025
PEO CAP
NEO CAP
Company TSR
Peer Group TSR

CAP vs. Revenue
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
-$1,000,000
Compensation Actually Paid
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
Revenue (dollars in millions)
2021
2022
2023
2024
2025
PEO CAP
NEO CAP
Revenue

CAP vs. Operating Expense (GAAP)
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
-$1,000,000
Compensation Actually Paid
$100,000
$90,000
$80,000
$70,000
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$0
Net Income (dollars in millions)
2021
2022
2023
2024
2025
PEO CAP
NEO CAP
Operating Expense (GAAP)

The Role of the Compensation Consultant

Our Compensation Committee has selected and directly retains the services of Frederic W. Cook & Co., Inc., an independent executive compensation consulting firm. F.W. Cook does not provide any other services to MicroVision and works with our management only on matters for which the Compensation Committee is responsible. The Compensation Committee has assessed the independence of F.W. Cook pursuant to SEC rules and concluded that no conflict of interest exists that would prevent F.W. Cook from serving as an independent consultant to the Compensation Committee. The Compensation Committee periodically seeks input from F.W. Cook on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data. F.W. Cook also provides general observations on our compensation programs, but it does not determine or recommend the amount or form of compensation for our named executive officers. A representative of F.W. Cook attends Compensation Committee meetings from time to time, when requested by the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

Mr. Herbst, Mr. Carlile and Ms. Peterson have not at any time during the prior three years been one of our officers or employees. None of our executive officers currently serve, or in the past fiscal year have served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.

Director Compensation for 2025

The following table provides information concerning the compensation of our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	Stock Awards (3)(4)	Option Awards(5)	Total
Robert P. Carlile	$130,000	$100,352	—	$230,352
Jeffrey A. Herbst	$90,000	$100,352	—	$190,352
Laura J. Peterson (1)	$51,739	$103,710		$155,449
Peter Schabert	$75,000	$100,352	—	$175,352
Jada M. Smith	$75,000	$100,352	—	$175,352
Mark B. Spitzer (2)	$42,500	$100,352	—	$142,852

(1)	Ms. Peterson joined the Board effective July 22, 2025.

(2)	Mr. Spitzer departed from the Board effective July 22, 2025. His 2025 stock awards were fully forfeited upon his departure.
(3)	The amounts reported reflect the aggregate grant date fair value, excluding the effect of estimated forfeitures, of awards granted in the year shown pursuant to our 2022 Equity Incentive Plan, determined in accordance with financial accounting rules (FASB ASC Topic 718), rather than an amount paid to or realized by the director. For a discussion of valuation assumptions for these awards, see Note 10 to our Notes to Financial Statements included in our annual report on Form 10-K for the most recently completed fiscal year. Please note that the number of RSUs granted to directors is based upon the average closing price of our common stock for the 20 trading days prior to the applicable annual meeting date, whereas the grant date fair value is calculated based on the closing price on the grant date.
(4)	As of December 31, 2025, Messrs. Carlile, Herbst, and Schabert and Ms. Smith each held an outstanding RSU award covering 44,014 shares of MicroVision common stock, and Ms. Peterson held an outstanding RSU award covering 36,010 shares of MicroVision common stock.
(5)	As of December 31, 2025, the number of outstanding shares underlying option awards for each of our non-employee directors was 30,000 for Mr. Carlile and 0 for Mr. Herbst, Ms. Peterson, Mr. Schabert, and Ms. Smith.

All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board.

We believe it is important to have a compensation policy for non-employee directors that enables us to attract and retain skilled board members with relevant expertise. Our Director Compensation Policy was revised May 2021 to provide a total annual compensation approach that is split between cash and equity based on dollar value. Our Compensation Committee, supported by its independent compensation consultant, reviews our policy regularly to ensure its market competitiveness and continued effectiveness in meeting our goals. Under the policy, base cash compensation is $75,000 for each director. Board and committee chairs receive additional cash compensation that reflects additional responsibilities: Board chair, $50,000; audit committee chair, $20,000; compensation committee chair, $15,000; and nominating & governance committee chair, $10,000. Independent Directors are generally encouraged to serve on two committees, depending on skills and expertise. Cash is paid in equal quarterly installments. Annual equity compensation for each director is in the form of an award of RSUs equal to approximately $100,000 based on the average closing price of our common stock over the 20 trading days preceding the Annual Meeting of Shareholders. Those equity awards vest in equal quarterly installments, with the final installment vesting on the earlier of the one-year anniversary of the grant date or the day before the next Annual Meeting. New directors do not receive a separate initial fee or equity grant but receive cash and an equity grant on a pro rata basis depending on the director’s start date with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of February 28, 2026 (the “table date”), the number of shares of our common stock beneficially owned by our directors and nominees, named executive officers, and all directors and executive officers as a group and each person known by us to own beneficially more than 5% of our outstanding common stock.

Name of Beneficial Owner	Number of Shares(1)	Percent of Common Stock(2)
Glen W. DeVos	325,000	*
Drew G. Markham	378,934	*
Simon Biddiscombe(3)	321,299	*
Robert P. Carlile(3)	380,799	*
Jeffrey A. Herbst	230,727	*
Laura J. Peterson	54,016	*
Peter Schabert	146,471	*
Jada M. Smith	126,358	*
All executive officers and directors as a group (9 persons)(4)	2,132,660	0.7%
BlackRock(5)	17,358,107	5.8%
State Street Corporation(6)	13,450,890	4.5%

*	Less than 1% of the outstanding shares of common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or convertible or may be exercised or converted within sixty days are deemed to be outstanding and to be beneficially owned by the person holding these options or warrants for the purpose of computing the number of shares beneficially owned and the percentage of ownership of the person holding these securities, but are not outstanding for the purpose of computing the percentage ownership of any other person or entity. Subject to community property laws where applicable, and except as otherwise noted, we believe that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby.
(2)	Percentage of common stock is based on 306,579,855 shares of common stock outstanding as of February 28, 2026.
(3)	Includes 30,000 shares issuable upon exercise of options.
(4)	Includes 60,000 shares issuable upon exercise of options, 128,040 RSUs scheduled to vest within 60 days of the table date.
(5)	The Schedule 13G filed with the SEC by BlackRock, Inc. on October 17, 2025 indicates that as of September 30, 2025, BlackRock beneficially owned 17,358,107 shares of MicroVision common stock, with sole voting power over 17,052,052 shares and sole dispositive power over 17,358,107 shares. BlackRock’s reported address is 50 Hudson Yards, New York, NY 10001.
(6)	The Schedule 13G filed with the SEC by State Street Corporation on November 10, 2025 indicates that as of September 30, 2025, State Street beneficially owned 13,450,890 shares of MicroVision common stock, with shared voting power over 13,082,074 shares and shared dispositive power over 13,450,890 shares. State Street’s reported address is One Congress Street, Suite 1, Boston, MA 02114.

Based solely on a review of the copies of such forms in our possession, and on written representations from reporting persons, we believe that all of these reporting persons complied with their filing requirements during 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Other than compensation arrangements for our named executive officers and directors, the following is a description of transaction or series of similar transactions, since January 1, 2025, to which we were a party or will be a party, in which: (i) the amounts involved exceeded or will exceed $120,000; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Policies and Procedures with Respect to Related Person Transactions

Under the Code of Conduct adopted by us, officers, directors and employees must avoid even the appearance of a conflict of interest. Under the Code of Ethics for MicroVision Executives we have adopted, all of our executive officers must report any material transaction or relationship that reasonably could be expected to give rise to a conflict of interest. We also review questionnaires completed by all directors and executive officers for potential “related-person transactions” between us and related persons. The Board’s Audit Committee is responsible for review, approval, or ratification of related-person transactions. The Audit Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

Certain Transaction with or Involving Related Person

Since August 2025, the company employed a family member of our Chief Executive Officer, Glen DeVos. Robert Cooper, brother-in-law to Mr. DeVos, was initially engaged as an independent contractor and was subsequently hired as a full-time employee in the role of project manager. During fiscal year 2025 and through April 15, 2026, the company paid total compensation to Mr. Cooper of $137,222. The arrangement was reviewed and approved in accordance with the company’s related person transaction policy. The Audit Committee determined that Mr. Cooper’s compensation was consistent with that of similarly situated employees and that the engagement and subsequent employment were conducted in the ordinary course of business. Mr. DeVos did not participate in the review or approval of this arrangement.

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

In its annual review of director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable, or other business relationships any director may have with us, either directly or indirectly. As a result of its annual review, the Board has determined that all of the directors, with the exception of Mr. Biddiscombe and Mr. DeVos, are independent and we refer to them throughout this document as the Independent Directors.

The Nasdaq listing standards have both objective tests and a subjective test for determining who is an independent director. The objective tests state, for example, that a director is not considered independent if such director is our employee, or is a partner in, or executive officer of, an entity to which we made, or from which we received, payments in the current or any of the past three fiscal years that exceed the greater of 5% of the recipient’s consolidated gross revenue for that year or $200,000. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. None of the Independent Directors were disqualified from “independent” status under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests and reviewed and discussed additional information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Based on all of the foregoing, as required by the Nasdaq listing standards, the Board made a subjective determination as to each Independent Director, that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations but considers all relevant facts and circumstances.

In addition to the Board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established by the SEC, providing that to qualify as “independent” for purposes of membership on that Committee, members of audit committees may not accept, directly or indirectly any consulting, advisory, or other compensatory fee from us other than their director compensation.

Effective September 30, 2025, the Board appointed Mr. Biddiscombe as Executive Vice Chair for an interim period of no more than 12 months. In accordance with Nasdaq rules, the company does not consider Mr. Biddiscombe to be “independent” while he serves as Executive Vice Chair. It is the company’s intention that, pursuant to Nasdaq Rule 5605(a)(2) and the IM-5605 discussion of paragraph (A) of that Rule, Mr. Biddiscombe will again qualify as an independent director following his temporary employment with the company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

Fees Paid to Baker Tilly US, LLP. The following describes fees paid by MicroVision for professional services rendered by Baker Tilly (including its predecessor Moss Adams) for fiscal year 2025 and 2024. All of the fees shown were approved by our Audit Committee in accordance with its pre-approval process:

●	Audit fees are the aggregate fees billed for professional services rendered by Baker Tilly for the audit of our annual financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q were $673,020 for 2025 and $422,212 for 2024.

●	Audit-related fees include the aggregate fees billed for professional services rendered by Baker Tilly in connection with the audit of the MicroVision 401(k) plan and the registration statement on Form S-3. Fees for audit related services totaled $82,700 for 2025 and $176,706 in 2024.

●	Tax fees include the aggregate fees billed for professional services rendered by Baker Tilly in connection with federal, state and foreign tax compliance and tax advice. Fees for tax services totaled $39,885 for 2025 and $46,200 in 2024.

●	All other fees include all other services not described above, such as fees for subscriptions to online accounting research tools. Baker Tilly billed no fees for these services in 2025 and 2024.

Our Audit Committee has considered whether the provision of services under the headings “Audit-Related Fees,” “Tax Fees” and “All Other Fees” are compatible with maintaining Baker Tilly’s independence and has determined that such services were compatible.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Audit Committee has established a policy to pre-approve all audit services and all permitted non-audit services by our independent auditors. As part of its pre-approval process, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. Under the pre-approval policy, and to ensure prompt handling of unexpected matters our independent auditors’ services, the Audit Committee has delegated authority to approve certain services, subject to a limit of $50,000 per approval, between meetings to the Audit Committee Chair, who reports the decisions made to the full Audit Committee at its next scheduled meeting. Unless a type of service provided by our independent auditor has received general pre-approval pursuant to the pre-approval policy, such service will require separate pre-approval by the Audit Committee. The payment for any proposed services in excess of pre-approved cost levels or budgeted amounts requires specific pre-approval by the Audit Committee. All fees for 2025 were approved in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Consolidated Financial Statements

The consolidated financial statements of MicroVision, Inc. and subsidiaries were previously filed with MicroVision’s Annual Report on Form 10-K for the year ended December 31, 2025.

(a)(2) Financial Statements Schedules

All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with MicroVision’s Annual Report on Form 10-K for the year ended December 31, 2025.

(a)(3) Index to Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: April 30, 2026	By	/s/ Glen W. DeVos
Glen W. DeVos
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 30, 2026.

Signature	Title

/s/ Glen W. DeVos	Chief Executive Officer and Director
Glen W. DeVos	(Principal Executive Officer)

/s/ Stephen Hrynewich	Interim Chief Financial Officer
Stephen Hrynewich	(Principal Financial Officer and Principal Accounting Officer)

*	Director, Executive Vice Chair
Simon Biddiscombe

*	Director
Robert P. Carlile

*	Director
Jeffrey A. Herbst

/s/ Laura J. Petereson	Director
Laura Petereson

*	Director
Peter Schabert

*	Director
Jada Smith

* By:	/s/ Stephen Hrynewich
Stephen Hrynewich, attorney-in-fact

