Form 10-Q
period 2026-03-31
MICROVISION, INC.
filed 2026-05-15
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

YES ☐      NO ☒

The number of shares of the registrant’s common stock outstanding as of May 6, 2026 was 331,615,285.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$46,120	$32,363
Investment securities, available-for-sale	-	42,471
Restricted cash, current	485	497
Accounts receivable, net of allowances	732	47
Inventory	4,028	745
Other current assets	2,858	4,989
Total current assets	54,223	81,112

Property and equipment, net	17,300	4,280
Operating lease right-of-use assets	17,929	14,075
Restricted cash, net of current portion	1,189	1,204
Intangible assets, net	13,662	32
Goodwill	3,677	-
Other assets	2,224	2,416
Total assets	$110,204	$103,119

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$4,537	$1,628
Accrued liabilities	7,542	5,426
Deferred revenue	411	-
Derivative liability	2,035	-
Notes payable	32,141	19,212
Operating lease liabilities, current	4,985	3,481
Finance lease liabilities, current	13	14
Other current liabilities	99	388
Total current liabilities	51,763	30,149

Warrant liability	1,271	1,875
Operating lease liabilities, net of current portion	16,259	14,034
Finance lease liabilities, net of current portion	21	27
Other long-term liabilities	1,347	1,486
Total liabilities	70,661	47,571

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding	-	-
Common stock, par value $0.001; 510,000 shares authorized; 322,110 and 306,509 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	322	306
Additional paid-in capital	1,021,218	1,011,835
Accumulated other comprehensive income	559	669
Accumulated deficit	(982,556)	(957,262)
Total shareholders’ equity	39,543	55,548
Total liabilities and shareholders’ equity	$110,204	$103,119

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$935	$589

Cost of revenue	572	550

Gross profit	363	39

Research and development expense	14,445	7,403
Sales, marketing, general and administrative expense	9,511	6,676
Impairment loss on operating lease right-of-use assets	9	-
Gain on disposal of fixed assets	(108)	-
Total operating expenses	23,857	14,079

Loss from operations	(23,494)	(14,040)

Interest expense	(2,753)	(12,903)
Unrealized gain on derivative liability	3,380	842
Unrealized gain on warrant liability	604	1,761
Realized loss on debt extinguishment	(3,083)	(4,654)
Bargain purchase gain	147	-
Other income	87	288

Net loss before taxes	(25,112)	(28,706)

Income tax expense	(182)	(73)

Net loss	$(25,294)	$(28,779)

Net loss per share - basic and diluted	$(0.08)	$(0.12)

Weighted-average shares outstanding - basic and diluted	308,650	235,933

The accompanying notes are an integral part of these financial statements.

4

MicroVision, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(25,294)	$(28,779)

Other comprehensive loss
Unrealized loss on investment securities, available for sale	(24)	(19)
Unrealized gain (loss) on translation	(86)	138
Comprehensive loss	$(25,404)	$(28,660)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Par value	capital	income (loss)	deficit	equity
Balance at January 1, 2025	224,993	$225	$910,825	$-	$(862,281)	$48,769
Share-based compensation expense	464	-	1,921	-	-	1,921
Sales of common stock, net and warrants	5,913	6	9,188	-	-	9,194
Conversions of notes payable	14,070	14	21,966	-	-	21,980
Net loss	-	-	-	-	(28,779)	(28,779)
Other comprehensive income	-	-	-	119	-	119
Balance at March 31, 2025	245,440	$245	$943,900	$119	$(891,060)	$53,204

Balance at January 1, 2026	306,509	$306	$1,011,835	$669	$(957,262)	$55,548
Share-based compensation expense	692	1	982	-	-	983
Sales of common stock, net	582	1	310	-	-	311
Conversions of notes payable	14,327	14	8,091	-	-	8,105
Net loss	-	-	-	-	(25,294)	(25,294)
Other comprehensive loss	-	-	-	(110)	-	(110)
Balance at March 31, 2026	322,110	$322	$1,021,218	$559	$(982,556)	$39,543

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(25,294)	$(28,779)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,368	1,408
Unrealized gain on derivative liability	(3,380)	(842)
Unrealized gain on warrant liability	(604)	(1,761)
Loss on debt extinguishment	3,083	4,654
Bargain purchase gain	(147)	-
Gain on disposal of fixed assets	(108)	-
Impairment of operating lease right-of-use assets	9	-
Inventory write-downs	27	-
Non-cash interest expense	-	7,325
Amortization of debt discount and issuance costs on notes payable	2,743	5,559
Share-based compensation expense	983	1,921
Net accretion of premium on short-term investments	(81)	(118)

Change in:
Accounts receivable	(685)	674
Inventory	490	(228)
Other current and non-current assets	308	(2,713)
Accounts payable	2,800	95
Accrued liabilities	2,116	(348)
Contract liabilities and other current liabilities	122	(342)
Operating lease liabilities	(1,086)	(556)
Other long-term liabilities	(107)	(47)
Net cash used in operating activities	(16,443)	(14,098)

Cash flows from investing activities
Sales of investment securities	42,528	13,522
Purchases of investment securities	-	(10,333)
Purchases of property and equipment	(143)	(99)
Cash paid for business combination	(33,178)	-
Net cash provided by investing activities	9,207	3,090

Cash flows from financing activities
Principal payments under finance leases	(3)	(2)
Principal proceeds from notes payable, net of debt discount and issuance costs	20,732	-
Net proceeds from issuance of common stock and warrants	311	8,207
Net cash provided by financing activities	21,040	8,205

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(74)	81

Change in cash, cash equivalents, and restricted cash	13,730	(2,722)
Cash, cash equivalents, and restricted cash at beginning of period	34,064	56,247
Cash, cash equivalents, and restricted cash at end of period	$47,794	$53,525

Supplemental schedule of non-cash investing and financing activities
Common stock issued in conversions of notes payable	$8,105	$21,980
Issuance of warrants	$-	$6,297
Acquisition of right-of-use asset	$4,733	$(107)
Accrued financing fees	$-	$41
Foreign currency translation adjustment	$(86)	$138
Unrealized loss on investment securities, available-for-sale	$(24)	$(19)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2026 and March 31, 2025:

	March 31,	March 31,
	2026	2025
Cash and cash equivalents	$46,120	$51,918
Restricted cash, current	485	70
Restricted cash, net of current portion	1,189	1,537
Cash, cash equivalents, and restricted cash	$47,794	$53,525

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

As of March 31, 2026, the Company had total liquidity of $46.1 million comprised of cash and cash equivalents, which excludes restricted cash, and approximately $42.0 million availability under its current at-the-market (“ATM”) facility as of March 31, 2026, subject to certain conditions, including ongoing listing on The Nasdaq Global Market. On October 23, 2024, the Company issued $45.0 million in senior secured convertible notes for gross proceeds of $41.4 million. Additionally, in February 2026, the Company entered into a securities purchase and exchange agreement with an institutional investor, pursuant to which the Company issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million. See Note 7. Notes Payable and Derivative Liability for additional discussion. Pursuant to terms of the securities purchase and exchange agreement, the Company will maintain minimum cash liquidity of the lesser of $21.5 million or 110% of the then outstanding balance of the senior secured convertible notes for the remaining duration of their term.

Based on the current operating plan, including expected financing activities, the Company anticipates having sufficient cash and cash equivalents to fund operations for at least the next 12 months from the issuance of these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025. The information as of December 31, 2025 included in the condensed consolidated balance sheets was derived from those audited financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial information for the interim periods presented. The unaudited condensed consolidated results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts therein. The most significant estimates and assumptions relate to valuations of intangibles, derivatives and warrants, revenue recognition, inventory valuation, valuation of share-based payments, income taxes, depreciable lives assessment and related disclosure of contingent assets and liabilities. Due to the inherent uncertainty involved, actual results reported in future periods could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of March 31, 2026, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the three months ended March 31, 2026, $0.5 million, or 54%, of total revenue was derived from a top-ten global automotive OEM customer, $0.2 million, or 22%, of total revenue was derived from a leading global manufacturer of construction and mining equipment, and $0.2 million, or 17%, of total revenue was derived from an EU-based robotics company delivering autonomy systems in the Security & Defense sector. For the same period in 2025, a leading manufacturer of agricultural equipment and an automotive supplier accounted for $0.5 million and $0.1 million of total revenue, respectively, representing 80% and 14% of total revenue, respectively.

As of March 31, 2026, accounts receivable related to the top customers accounted for 76% of total accounts receivable, net of allowances on the condensed consolidated balance sheets.

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

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company prospectively adopted ASU 2024-04 beginning January 1, 2026. The ASU did not have a material impact on the Company’s financial statements or disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity about current interim disclosure requirements and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on the consolidated financial statements, but does not expect a material impact upon adoption.

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss available for common shareholders - basic and diluted	$(25,294)	$(28,779)
Denominator:
Weighted-average common shares outstanding - basic and diluted	308,650	235,933

Net loss per share - basic and diluted	$(0.08)	$(0.12)

For the three months ended March 31, 2026 and 2025, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive:

	March 31,
(in millions)	2026	2025
Outstanding options exercisable	0.6	0.7
Nonvested restricted and performance stock units	7.1	12.4
Shares of common stock that may be issued through conversion of the derivative liability	72.8	20.5
Shares of common stock that may be issued through the exercise of warrants	5.8	5.8

4. BUSINESS COMBINATIONS

Scantinel

On January 1, 2026, the Company completed the acquisition of certain assets from Scantinel Photonics GmbH (“Scantinel”) related to Scantinel’s 1550nm FMCW ultra-long-range lidar sensor business. Total purchase consideration related to the transaction, comprised primarily of the purchase price and funding of operations during the period between signing and closing, was $2.2 million, which was paid prior to the closing of the transaction during the three months ended December 31, 2025.

Additionally, the Company incurred $0.1 million of acquisition-related costs associated with the acquisition during the three months ended March 31, 2026, which are included in sales, marketing, general and administrative expense on the condensed consolidated statements of operations.

The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in the condensed consolidated financial statements from the date of acquisition onwards.

The following table summarizes the preliminary purchase price allocation to assets acquired (in thousands):

		Weighted Average
	Amount	Useful Life (in years)
Total purchase consideration	$2,244

Property and equipment, net	$514
Intangible assets:
Developed technology	1,877	7
Total identifiable net assets	$2,391
Bargain purchase gain(1)	(147)

(1)	The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired over the purchase consideration and is included in bargain purchase gain in the condensed consolidated statements of operations. The bargain purchase gain was attributable to the negotiation process with Scantinel during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets.

The estimated fair value of acquired technology was calculated through the income approach using the multi-period excess earnings method.

The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period, pending final asset valuations related to property and equipment, net and intangible assets. The Company expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.

Revenue and net loss from the acquisition included in the condensed consolidated statements of operations for the three months ended March 31, 2026 is $0.0 million and $1.1 million, respectively.

Luminar

On January 26, 2026, the Company entered into an agreement with Luminar Technologies, Inc. (“Luminar”), pursuant to which MicroVision agreed to acquire from Luminar certain assets related to Luminar’s worldwide lidar sensor business, including intellectual property and inventory related to its IRIS and HALO 1550nm ToF solid-state long-range sensors. The acquisition was approved by the U.S. Bankruptcy Court on January 27, 2026. On February 3, 2026, the acquisition closed and MicroVision paid Luminar the purchase price of $33.0 million (less the previously paid 10% deposit) plus cure costs of $0.2 million, funded through cash on hand.

In addition to total purchase consideration of $33.2 million, the Company incurred $1.7 million of acquisition-related costs associated with the acquisition during the three months ended March 31, 2026, which are included in sales, marketing, general and administrative expense on the condensed consolidated statements of operations.

The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in the condensed consolidated financial statements from the date of acquisition onwards.

The following table summarizes the preliminary purchase price allocation to assets acquired (in thousands):

		Weighted Average
	Amount	Useful Life (in years)
Total purchase consideration	$33,177

Inventory	$3,800
Property and equipment, net	13,200
Intangible assets:
Developed technology	9,400	10
Customer relationships	3,100	10
Goodwill	3,677
Total identifiable net assets	$33,177

The estimated fair value of developed technology was calculated through the income approach using the multi-period excess earnings method. The estimated fair value of customer relationships was calculated through the income approach using the distributor method.

The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period, pending final asset valuations related to inventory, property and equipment, net, and intangible assets. The Company expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.

Revenue and net loss from the acquisition included in the condensed consolidated statements of operations for the three months ended March 31, 2026 is $0.7 million and $2.3 million, respectively.

Supplemental Unaudited Pro Forma Information

The below unaudited pro forma financial information summarizes the combined results of operations for the Company and the Luminar lidar business as if the acquisition had been completed on January 1, 2025. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2025, nor is it necessarily indicative of the results of future operations of the combined businesses. Nonrecurring pro forma adjustments include acquisition-related costs of $1.7 million that are assumed to have been incurred on January 1, 2025.

The following table summarizes the unaudited pro forma results (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Total revenue	$935	$14,346
Net loss	(26,329)	(106,845)

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2026
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$909	$-	$-	$909
Transferred over time	-	26	-	26
Total	$909	$26	$-	$935

	Three Months Ended March 31, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$504	$85	$-	$589
Total	$504	$85	$-	$589

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of March 31, 2026 and 2025.

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

The valuation inputs hierarchy classification for assets measured at fair value on a recurring basis are summarized below as of December 31, 2025 (in thousands). The table does not include cash held in money market savings accounts.

	Level 1	Level 2	Level 3	Total
As of December 31, 2025
Assets
Corporate debt securities	$-	$26,882	$-	$26,882
U.S. Treasury securities	-	15,589	-	15,589
	$-	$42,471	$-	$42,471

Short-term investments are summarized below as of December 31, 2025 (in thousands).

				Investment
	Cost/	Gross	Gross	Securities,
	Amortized	Unrealized	Unrealized	Available-
	Cost	Gains	Losses	For-Sale
As of December 31, 2025
Assets
Corporate debt securities	$26,869	$13	$-	$26,882
U.S. Treasury securities	15,577	12	-	15,589
	$42,446	$25	$-	$42,471

The maturities of the investment securities, available-for-sale as of December 31, 2025 are shown below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2025
Maturity date
Less than one year	$42,446	$25	$-	$42,471
	$42,446			$42,471

The following table summarizes investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2025 (in thousands):

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2025
Corporate debt securities	$1,042	$-	$-	$-	$1,042	$-
	$1,042	$-	$-	$-	$1,042	$-

7. NOTES PAYABLE AND DERIVATIVE LIABILITY

Background

On October 14, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes (the “Note” or the “Prior Note”) with an institutional investor (the “Holder”). The principal amount for the initial note is $45.0 million (the “Initial Principal Amount”) of convertible notes to the Holder, subject to certain limitations. On October 23, 2024, the Purchase Agreement closed and the Note was issued for net proceeds of approximately $38.1 million, inclusive of all discounts, fees, and expenses related to the transaction.

On February 3, 2025, the Company entered into a Letter Agreement with the Holder related to the Note. As a result of the Letter Agreement, the Holder elected to early convert $8.8 million of outstanding principal into 11,725,337 shares of the Company’s common stock. Additionally, as a result of the Letter Agreement, the Holder agreed to defer $11.6 million of principal repayments to seven monthly payments of $1.7 million beginning on September 1, 2025 and concluding on March 1, 2026. The Letter Agreement represented a modification requiring extinguishment accounting in accordance with Accounting Standards Codification (“ASC”) 470, Debt. As a result of the modification, a realized loss on debt modification of $4.7 million and interest expense of $2.1 million were recorded on the condensed consolidated statement of operations during the three months ended March 31, 2025.

On February 23, 2026, the Company entered into a Securities Purchase and Exchange Agreement (the “2026 Purchase Agreement”) with the same investor, pursuant to which the Company issued two senior secured convertible notes – one for approximately $20.6 million in exchange for the previously existing Note due March 2026 and the other for approximately $22.4 million (combined, the “2026 Convertible Notes”). Net cash proceeds from the issuance were approximately $20.6 million, inclusive of initial discounts, fees, and expenses related to the transaction.

The exchange of the Prior Note qualifies for extinguishment accounting in accordance with ASC 470. As a result of the exchange, a realized loss on debt extinguishment of $3.1 million was recorded on the condensed consolidated statement of operations during the three months ended March 31, 2026.

The 2026 Convertible Notes will rank senior to all outstanding and future indebtedness of the Company. Immediately upon closing and monthly beginning on April 1, 2026, the Holder may elect to require the Company to partially redeem the Notes. The Company has the right to optionally convert any partial redemption of the Notes to shares of the Company’s common stock, subject to certain conditions. If conversion is elected by the Company, the partial repayment amount is the greater of $3.0 million monthly, plus a 10% premium, or 110% of 7% of the aggregate daily volume of common stock for all volume-weighted average price (“VWAP”) trading days over a specified period. If cash settlement is elected by the Company, the partial repayment amount is $3.0 million monthly, plus a 10% premium. The end of term maturity balance is the outstanding principal balance of the Notes multiplied by 110% and matures on March 1, 2028. The Notes bear zero coupon.

On March 16, 2026, pursuant to terms of the Notes, the Holder elected to convert $0.5 million of outstanding principal, inclusive of the 10% repayment premium, into 984,292 shares of the Company’s common stock. On March 20, 2026, the Holder elected to convert $6.7 million of outstanding principal, inclusive of the 10% repayment premium, into 13,342,613 shares of the Company’s common stock.

As of March 31, 2026, there was $40.1 million outstanding principal, inclusive of the 10% repayment premium, on the Notes.

Subsequent to the date of these financial statements, on April 20, 2026, the Holder elected to convert $2.8 million of outstanding principal, inclusive of the 10% repayment premium, into 4,857,985 shares of the Company’s common stock. Additionally, on May 5, 2026, the Holder elected to convert $2.6 million of outstanding principal, inclusive of the 10% repayment premium, into 4,423,468 shares of the Company’s common stock. On May 5, 2026, immediately after this conversion, outstanding principal on the Notes was $34.7 million, inclusive of the 10% repayment premium.

Components

The Notes are convertible debt instruments with multiple redemption, conversion, and put features. Certain features qualify as embedded derivatives requiring bifurcation. Therefore, the bifurcated features are accounted for separately as compound embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and are included in derivative liability on the condensed consolidated balance sheets. The host contracts, which represent the Notes excluding the derivative liability, are accounted for as non-convertible debt under ASC 470 and are included in notes payable, current on the condensed consolidated balance sheets.

Notes Payable

The host contracts are recorded at the total aggregate amount repayable at maturity of $40.1 million as of March 31, 2026, less any unamortized debt discount and debt issuance costs. The debt discount is equal to the amount repayable at maturity, net of the initial fair value of the bifurcated derivative liability. Debt issuance costs are comprised of qualifying expenses resulting directly from the transaction.

Supplemental balance sheet information is as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Amount repayable at maturity	$40,095	$19,525
Unamortized debt discount	(7,462)	(313)
Unamortized issuance costs	(492)	-
Net carrying amount	32,141	19,212

Interest expense related to the amortization of the debt discount and issuance costs was $2.7 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. Total interest expense of $2.8 million and $12.9 million for the three months ended March 31, 2026 and 2025, respectively is comprised of the following components:

	March 31,	March 31,
(in thousands)	2026	2025
Amortization of debt discount and issuance costs	$2,743	$3,502
Interest expense from modification of notes payable	-	2,057
Discount on warrants (see Note 8. Warrant Liability)	-	7,325
Other	10	19
Total interest expense	$2,753	$12,903

The monthly effective interest rate implicit in the Notes as of March 31, 2026 under the interest method was 6.3%.

Maturities of partial repayments, if elected by the Holder, are as follows:

(in thousands)	Maturities
Years Ended December 31,
2026 (remainder)	$31,629
2027	8,466
Total partial repayments	$40,095

Derivative Liability

The derivative liability was initially recorded at its fair value of $6.3 million as of the issuance date of February 23, 2026. The derivative liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of derivatives not designated as hedging instruments are as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Derivative liability	$2,035	$-
Total	$2,035	$-

Unrealized gains and losses associated with derivatives not designated as hedging instruments are as follows:

	March 31,	March 31,
(in thousands)	2026	2025
Unrealized gain on derivative liability	$3,380	$842
Total	$3,380	$842

Fair Value Measurements

The fair value of the derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2026 and December 31, 2025 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of March 31, 2026	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$2,035
Total	$-	$-	$2,035

As of December 31, 2025	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-
Total	$-	$-	$-

Activity related to the derivative liability during the three months ended March 31, 2026 is as follows:

March 31,
2026
Beginning balance	$-
Initial valuation associated with new debt	6,315
Fair value associated with conversions during the period	(900)
Change in fair value during the period	(3,380)
Ending balance	$2,035

Activity related to the derivative liability during the three months ended March 31, 2025 is as follows:

March 31,
2025
Beginning balance	$14,581
Fair value associated with conversions during the period	(1,701)
Reclassification of derivative on debt modification	(186)
Extinguishment of derivative liability on debt modification	(14,199)
Initial valuation associated with new debt	7,214
Change in fair value during the period	(842)
Ending balance	$4,867

The table below lists the inputs and assumptions for the Company’s valuations of the 2026 Convertible Notes as of March 31, 2026 and February 23, 2026 and of the Prior Note as of December 31, 2025:

	March 31,	February 23,	December 31,
	2026	2026	2025
Expected term (years)	1.9	2.0	0.8
Risk-free interest rate	3.75%	3.40%	3.50%
Dividend yield	0%	0%	0%
Volatility	60.20%	55.93%	67.16%
Discount rate	58.8%	58.4%	50.0%

8. WARRANT LIABILITY

On February 3, 2025, the Company entered into a new Securities Purchase Agreement (the “2025 Purchase Agreement”) with an institutional investor. In exchange for $8.0 million, the Holder agreed to purchase 5,750,225 shares of common stock (the “closing shares”) and warrants to purchase up to 5,750,225 shares of common stock at an exercise price of $1.57 per share (the “warrants”). On February 4, 2025, the 2025 Purchase Agreement closed for net proceeds of approximately $7.8 million, inclusive of all fees and expenses related to the transaction. The warrants were exercisable beginning August 4, 2025 and expire on August 4, 2030.

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

The fair value of warrants is as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Warrant liability	$1,271	$1,875
Total	$1,271	$1,875

Unrealized gains and losses associated with warrants are as follows:

	March 31,	March 31,
(in thousands)	2026	2025
Unrealized gain on warrant liability	$604	$1,761
Total	$604	$1,761

Interest expense of $7.3 million representing the discount on the transaction was recorded on the condensed consolidated financial statements for the three months ended March 31, 2025.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2026 and December 31, 2025 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of March 31, 2026	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$1,271
Total	$-	$-	$1,271

As of December 31, 2025	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$1,875
Total	$-	$-	$1,875

Activity related to the warrant liability during the three months ended March 31, 2026 and 2025 is as follows:

	March 31,	March 31,
	2026	2025
Beginning balance	$1,875	$-
Initial valuation associated with the warrants	-	6,297
Change in fair value during the period	(604)	(1,761)
Ending balance	$1,271	$4,536

The fair value of the warrants is measured using the Black-Scholes option pricing model as of the measurement dates. The table below lists the inputs and assumptions for the Company’s valuations as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Expected term (years)	4.3	4.6
Risk-free interest rate	3.88%	3.69%
Dividend yield	0%	0%
Volatility	65.37%	62.27%

9. FINANCIAL STATEMENT COMPONENTS

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$2,098	$-
Finished goods	1,930	745
	$4,028	$745

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Production equipment	$6,140	$6,140
Leasehold improvements	5,863	4,067
Computer hardware and software/lab equipment	22,009	10,364
Office furniture and equipment	6,223	5,575
	40,235	26,146
Less: Accumulated depreciation	(22,935)	(21,866)
	$17,300	$4,280

Depreciation expense was $1.2 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Intangible Assets

The components of intangible assets were as follows (in thousands):

	Gross			Net	Weighted Average
	Carrying	Accumulated	Impairment	Carrying	Remaining
As of March 31, 2026	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$16,028	2,366	-	13,662	4
Total	$16,028	$2,366	$-	$13,662

	Gross			Net	Weighted Average
	Carrying	Accumulated	Impairment	Carrying	Remaining
As of December 31, 2025	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$16,027	$5,938	$10,057	$32	1
Total	$16,027	$5,938	$10,057	$32

Amortization expense was $0.2 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.

The following table outlines our estimated future amortization expense related to intangible assets held as of March 31, 2026 by line item on the condensed consolidated statement of operations (in thousands):

Research and
Development
Years Ended December 31,	Expense
2026 (remainder of the year)	$929
2027	1,459
2028	1,458
2029	1,457
2030	1,457
Thereafter	6,902
Total	$13,662

Accounts Payable

Accounts payable consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Software licenses	$1,091	$58
Legal fees	1,000	74
Purchased accounting services	923	-
Inventory	490	543
Audit fees	143	13
Other	890	940
	$4,537	$1,628

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Bonuses	$494	$445
Payroll and payroll taxes	2,426	1,124
Restructuring charges	1,139	-
Income taxes payable	-	21
Accrued professional fees	223	366
Liabilities to suppliers	48	117
Adverse purchase commitment	2,862	3,158
Other	350	195
	$7,542	$5,426

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

The following table summarizes the amount of share-based compensation expense by line item on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
Share-based compensation expense	2026	2025
Research and development expense	$227	$508
Sales, marketing, general and administrative expense	756	1,413
	$983	$1,921

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2026 (in thousands, except per share data):

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of March 31, 2026	602	$1.40	1.8	$5

Exercisable as of March 31, 2026	602	$1.40	1.8	$5

As of March 31, 2026, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the three months ended March 31, 2026 (in thousands, except per share data):

		Weighted-average
	Shares	price
Unvested as of December 31, 2025	9,862	$1.24
Granted	49	0.84
Vested	(692)	1.21
Forfeited	(2,122)	1.38
Unvested as of March 31, 2026	7,097	$1.20

During the three months ended March 31, 2026, the Company granted 49,000 shares to non-executive employees. These shares were valued based on the closing price of our common stock on the dates of grant and vest immediately or over three years.

As of March 31, 2026, unrecognized share-based compensation related to RSUs was $4.4 million, which will be expensed over the next 1.8 years. Unrecognized share-based compensation related to executive PSUs was $0.5 million, which will be expensed over the next 0.2 years, of which $0.1 million relates to shares probable to vest.

11. LEASES

The Company leases office space and certain equipment under operating and finance leases. All leases have remaining lease terms of one to seven years. Office lease agreements include both lease and non-lease components, which are accounted for separately. Finance leases contain options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless the Company is reasonably certain to exercise the purchase option.

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

In September 2025, the Company entered into a lease agreement for an airplane runway strip in Warrenton, Virginia which commenced in October 2025. In addition to base rent, the Company pays additional rent comprised of a proportionate share of any operating expenses and real estate taxes. The lease, which expires in September 2026, includes an option to extend the term for two one-year renewal periods.

In November 2025, the Company entered into a lease agreement for office space in Chantilly, Virginia which commenced in January 2026. In addition to base rent, the Company pays additional rent comprised of a proportionate share of any operating expenses. The lease, which expires in February 2028, includes an option to extend the term for one five-year renewal period.

In February 2026, the Company assumed a lease agreement for office space in Colorado Springs, Colorado from Luminar (see Note 4. Business Combinations). In addition to base rent, the Company pays additional rent comprised of a proportionate share of operating expenses. The lease, which expires on May 31, 2028, includes an option to extend the term for one three-year renewal period.

Also in February 2026, the Company assumed a lease agreement on office and lab space in Orlando, Florida from Luminar. Subsequent to the date of these financial statements, on April 8, 2026, the Company extended the lease. The lease extension is scheduled to commence on July 1, 2026. In addition to base rent, the Company pays additional rent comprised of a proportionate share of operating expenses. The lease, which expires on July 30, 2029, includes an option to extend the term for one three-year renewal period.

The components of lease expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Operating lease expense	$1,132	$859
Finance lease expense:
Amortization of leased assets	3	2
Interest on lease liabilities	-	1
Total finance lease expense	3	3
Sublease income	(135)	-
Total lease expense	$1,000	$862

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,086	$554
Operating cash flows from finance leases	3	2

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Operating leases
Operating lease right-of-use assets	$17,929	$14,075

Current portion of operating lease liabilities	4,985	3,481
Operating lease liabilities, net of current portion	16,259	14,034
Total operating lease liabilities	$21,244	$17,515

Finance leases
Property and equipment, at cost	$159	$157
Accumulated depreciation	(125)	(120)
Property and equipment, net	$34	$37

Weighted Average Remaining Lease Term
Operating leases	5.0 years	5.7 years
Finance leases	2.2 years	2.3 years

Weighted Average Discount Rate
Operating leases	5.7%	4.9%
Finance leases	5.5%	5.5%

As of March 31, 2025, maturities of lease liabilities were as follows:

(in thousands)	Operating	Finance
Years Ended December 31,	Leases	Leases
2026 (remainder of the year)	$3,931	$12
2027	5,166	15
2028	5,009	7
2029	4,092	5
2030	2,225	-
Thereafter	3,682	-
Total minimum lease payments	24,105	39
Less: amount representing interest	(2,861)	(5)
Present value of lease liabilities	$21,244	$34

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA L sensor inventory to support direct sales to both automotive and non-automotive customers. During the quarter ended December 31, 2024, the Company entered into an additional purchase commitment with the existing contract manufacturing partner of $1.8 million. As of March 31, 2026, the Company had open purchase commitments to the partner of $2.3 million that were included within the adverse purchase commitment record within accrued liabilities on the consolidated balance sheets. See Note 9. Financial Statement Components for additional discussion.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

13. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of March 31, 2026, the sale of 80.6 million shares for net proceeds of $104.0 million had been completed. As of March 31, 2026, approximately $42.0 million is available under this sales agreement, subject to authorized shares available for sale.

14. INCOME TAXES

The Company recognized income tax expense of $0.2 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company continues to have no unrecognized tax positions.

15. RESTRUCTURING CHARGES

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

In connection with the Consolidation Plan, in order to reduce operating expenses, during the first quarter of 2026 the Company commenced plans to reduce its Redmond-based workforce resulting in an approximately 15% reduction in the Company’s total global workforce. The reduction is expected to be substantially completed by the end of the second quarter of 2026.

As a result, during the first quarter of 2026, the Company recognized approximately $1.1 million in charges associated with employee severance and related employee costs, as well as non-cash share-based compensation expense, which is recorded within research and development expense and sales, marketing, general and administrative expense on the consolidated statements of operations. Approximately $1.1 million was unpaid and included within accrued liabilities as of March 31, 2026.

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

We have incurred substantial losses since inception and expect to incur significant losses in the near term. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. In October 2024, we entered into a securities purchase agreement with an institutional investor for the purchase of senior secured convertible notes of up to $75.0 million. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability. In February 2025, we entered into another securities purchase agreement with the same institutional investor for the issuance and sale of $8.0 million in shares of common stock, plus warrants to purchase additional shares of common stock for approximately $9.0 million. See Part I, Item 1, Note 8. Warrant Liability. In February 2026, we entered into a securities purchase and exchange agreement with the same investor, pursuant to which we issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion.

There can be no assurance that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. We cannot be certain that we will succeed in commercializing our technology or products.

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that materially affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We evaluate our estimates on a continuous basis. We base our estimates on historical data, terms of existing contracts, our evaluation of trends in the industries relevant to our strategic plan, information provided by our current and prospective customers and strategic partners, information available from other outside sources and on various other assumptions we believe to be reasonable under the circumstances. The results form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies, and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Revenue

(in thousands)	2026	2025	$ change	% change
Three Months Ended March 31,	$935	$589	$346	58.7

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

The increase in revenue for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to shipments of our long-range IRIS sensors to automotive and industrial customers and shipments of our short-range MOVIA L sensors to a security and defense customer, among others.

Cost of revenue

		% of		% of		%
(in thousands)	2026	Revenue	2025	Revenue	$ change	change
Three Months Ended March 31,	$572	61.2	$550	93.4	$22	4.0

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

Research and development expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended March 31,	$14,445	$7,403	$7,042	95.1

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

The increase in research and development expense during the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to higher salary and benefits expense of $3.7 million due to increased headcount from acquisitions (see Part I, Item 1, Note 4. Business Combinations), higher one-time employee-related restructuring charges of $1.0 million stemming from the Luminar acquisition and Consolidation Plan, higher building expenses of $0.7 million, higher direct materials and equipment costs of $0.5 million, and higher IT and software costs of $0.3 million. These increases were partially offset by lower share-based compensation expense of $0.3 million.

Sales, marketing, general and administrative expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended March 31,	$9,511	$6,676	$2,835	42.5

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to higher salary and benefits expense of approximately $1.4 million due to increased headcount from acquisitions, higher professional and purchased service fees of $2.6 million primarily related to acquisitions (see Part I, Item 1, Note 4. Business Combinations), and higher employee-related restructuring charges of $0.1 million. These increases were partially offset by lower share-based compensation expense of $0.7 million and lower building expenses of $0.3 million.

Interest expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended March 31,	$(2,753)	$(12,903)	$10,150	(78.7)

The decrease in interest expense during the three months ended March 31, 2026 compared to the same period in 2025 primarily relates to $7.3 million of non-cash interest expense representing the discount on the 2025 Purchase Agreement for warrants and shares of common stock (see Part I, Item 1, Note 8. Warrant Liability) and $2.1 million of non-cash interest expense related to the modification of notes payable during the three months ended March 31, 2025 (see Part I, Item 1, Note 7. Notes Payable and Derivative Liability).

Unrealized gain on derivative liability

(in thousands)	2026	2025	$ change	% change
Three Months Ended March 31,	$3,380	$842	$2,538	301.4

Unrealized gain on derivative liability reflects the revaluation of our derivative liability associated with notes payable as of March 31, 2026. Due to the decrease in the fair value of the derivative liability as of March 31, 2026 driven primarily by the decrease in our stock price, we recognized an unrealized gain. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion.

Unrealized gain on warrant liability

(in thousands)	2026	2025	$ change	% change
Three Months Ended March 31,	$604	$1,761	$(1,157)	(65.7)

Unrealized gain on warrant liability reflects the revaluation of our warrant liability as of March 31, 2026. Due to the decrease in the fair value of the warrant liability as of March 31, 2026 driven primarily by the decrease in our stock price, we recognized an unrealized gain. See Part I, Item 1, Note 8. Warrant Liability for additional discussion.

Realized loss on debt extinguishment

(in thousands)	2026	2025	$ change	% change
Three Months Ended March 31,	$(3,083)	$(4,654)	$1,571	(33.8)

As a result of the debt exchange during the three months ended March 31, 2026 and the debt modification during the three months ended March 31, 2025, we recognized losses on the extinguishment of notes payable. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of March 31, 2026, the Company had $46.1 million in cash and cash equivalents. In addition to cash and cash equivalents, the Company also has potential availability of $42.0 million left on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024, subject to certain limitations, including ongoing listing on The Nasdaq Global Market.

In consideration of the $46.1 million in cash and cash equivalents and $42.0 million on our existing ATM, the Company has total liquidity of $88.1 million. Pursuant to terms of the securities purchase and exchange agreement entered into in February 2026, we will maintain minimum cash liquidity of the lesser of $21.5 million or 110% of the then outstanding balance of the Note for the remaining duration of the Note term. Based on our current operating plan, including expected financing activities, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months.

Operating activities

Cash used in operating activities totaled $16.4 million during the three months ended March 31, 2026 compared to cash used in operating activities of $14.1 million during the same period in 2025. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as interest expense, share-based compensation, depreciation and amortization charges, unrealized and realized gains and losses, and changes in operating assets and liabilities. The changes in cash used in operating activities were primarily attributed to increased operating expenses related to personnel and operations; see Part I, Item 1, Note 4. Business Combinations.

Investing activities

During the three months ended March 31, 2026, net cash provided by investing activities was $9.2 million compared to net cash provided by investing activities of $3.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we sold short-term investment securities totaling $42.5 million to, in part, fund the $33.2 million purchase price to acquire from Luminar Technology, Inc. (“Luminar”) certain assets related to Luminar’s worldwide lidar sensor business (see Part I, Item 1, Note 4. Business Combinations). During the three months ended March 31, 2025, we purchased short-term investment securities totaling $10.3 million and sold short-term investment securities totaling $13.5 million.

Financing activities

Cash provided by financing activities totaled $21.0 million during the three months ended March 31, 2026, compared to net cash provided by financing activities of $8.2 million during the same period of 2025. During the three months ended March 31, 2026, we received approximately $20.7 million in net proceeds, inclusive of certain debt issuance costs, from the issuance of a $22.4 million senior secured convertible note (see Part I, Item 1, Note 7. Notes Payable and Derivative Liability). Net proceeds from issuance of common stock and warrants were $0.3 million during the three months ended March 31, 2026 compared to $8.2 million during the three months ended March 31, 2025.

The following is a list of our financing activities during 2026 and 2025.

●	In February 2026, we entered into a securities purchase and exchange agreement with an institutional investor, pursuant to which we issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million.
●	In February 2025, we entered into a securities purchase agreement for the purchase of 5,750,225 shares of our common stock and warrants to purchase 5,750,225 shares of our common stock for $1.57 per share. We received proceeds, net of all costs, of $7.8 million.
●	In October 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the purchase of senior secured convertible notes (the “Note”) with an institutional investor (the “Holder”). The principal amount for the initial note was $45.0 million. We received proceeds, net of all costs, of $38.1 million.
●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of March 31, 2026, we completed sales under such sales agreement of 80.6 million shares for net proceeds of $104.0 million. As of March 31, 2026, we have approximately $42.0 million available under this sales agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risks

As of March 31, 2026, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures. In the current macroeconomic environment, interests rate changes are unpredictable and inflationary pressures uncertain.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of March 31, 2026, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts. The value of cash and cash equivalents as of March 31, 2026 is $46.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of March 31, 2026, we had an accumulated deficit of $982.6 million.
●	We incurred net losses of $957.3 million from inception through 2025, and a net loss of $25.3 million during the three months ended March 31, 2026.

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

We cannot be certain that we will succeed in obtaining additional development revenue or commercializing our technology or products at scale. In light of these factors, we expect to continue to incur significant losses and negative cash flow through the remainder of 2026 and the foreseeable future. There is significant risk that we will not achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations at the level necessary to implement our business plan. Raising additional capital will dilute the value of current shareholders’ investment in us. Additionally, we may be unable to raise capital at the level we expect or on terms acceptable to us.

Based on our current operating plan, including expected financing activities, we anticipate that we have sufficient cash and cash equivalents to fund our operations for at least the next 12 months. We will, however, require additional capital to fund our operating plan past that time. We will seek to obtain additional capital through the issuance of equity or debt securities, development revenue, product sales, and/or licensing activities. There can be no assurance that any such efforts to obtain additional capital would be successful.

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

For the three months ended March 31, 2026, a top-ten global automotive OEM accounted for $0.5 million, or 54%, of total revenue, a leading construction manufacturer accounted for $0.2 million, or 22%, of total revenue, and an EU-based autonomous robotics developer accounted for $0.2 million, or 17%, of total revenue. For the three months ended March 31, 2025, a leading manufacturer of agricultural equipment accounted for $0.5 million in revenue and an automotive supplier accounted for $0.1 million in revenue, representing 80% and 14% of our total revenue, respectively. Our revenue has been negatively affected by the loss of certain of these customers and could continue to be if not retained or replaced with new, materially equivalent customer wins.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Over the 52-week period ending May 6, 2026, our common stock has traded at a low of $0.51 and a high of $1.73. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the three months ended March 31, 2026, we incurred a loss per share of $0.08.

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

On May 6, 2026, the closing price of our common stock was $0.66 per share.

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

We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Pursuant to the terms of our outstanding convertible notes, however, we are required to reserve a certain number of shares of common stock for potential issuance under the notes. If we issue additional common stock, or securities convertible into or exchangeable or exercisable for common stock (such as the recent issuance by us pursuant to the securities purchase and exchange agreement dated February 23, 2026), our stockholders could experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

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

On February 23, 2026, we issued two senior secured convertible notes in the aggregate principal amount of $43.0 million pursuant to the securities purchase and exchange agreement dated February 23, 2026.The convertible notes provide for certain events of default, such as our failing to make timely payments under the note and failing to timely comply with the reporting requirements of the Exchange Act. The February 2026 securities purchase and exchange agreement and the convertible notes also contain customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, as well as a minimum liquidity requirement.

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

There could be patents held by third parties that relate to certain aspects of technologies that are core to our sensor hardware. Such patents could be used as a basis to challenge the validity, limit the scope or limit our ability to obtain additional or broader patent rights of our patents. A successful challenge to the validity of our patents could limit our ability to commercialize our technology or products incorporating the relevant technologies and, consequently, materially reduce our ability to generate revenues. Moreover, we cannot be certain that patent holders or other third parties will not claim infringement by us with respect to current and future technology. Because U.S. patent applications are held and examined in secrecy, it is also possible that presently pending U.S. applications could eventually be issued with claims that could be infringed by our products or our technology.

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

At various times in our history, including currently and in the recent past, general worldwide economic conditions have experienced downturns due instability in global tariffs, to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, prolonged military confrontations, or the outbreak of wars or infectious diseases, as experienced currently and in the recent past, may cause an unexpected deterioration in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in automotive, industrial, or security & defense sectors.

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement, dated January 26, 2026, by and between Luminar Technologies, Inc. and MicroVision, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2026)
10.1	Securities Purchase and Exchange Agreement dated February 23, 2026 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 24, 2026)
10.2	Form of Senior Secured Convertible Note (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2026)
10.3	Amendment to Lease Agreement between Alidade Discovery Lakes II, LLC and MicroVision, Inc. dated April 8, 2026
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: May 15, 2026	By	/s/ Glen DeVos
Glen Devos
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2026	By	/s/ Stephen Hrynewich
Stephen Hrynewich
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

