Form 10-Q
period 2026-06-30
MICROVISION, INC.
filed 2026-08-06
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2026 was 23,788,425.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$27,208	$32,363
Investment securities, available-for-sale	-	42,471
Restricted cash, current	482	497
Accounts receivable, net of allowances	915	47
Inventory	3,660	745
Other current assets	2,021	4,989
Total current assets	34,286	81,112

Property and equipment, net	15,787	4,280
Operating lease right-of-use assets	17,655	14,075
Restricted cash, net of current portion	1,184	1,204
Intangible assets, net	13,684	32
Goodwill	3,677	-
Other assets	2,334	2,416
Total assets	$88,607	$103,119

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,876	$1,628
Accrued liabilities	7,511	5,426
Deferred revenue	253	-
Derivative liability	7,050	-
Notes payable	24,559	19,212
Operating lease liabilities, current	5,119	3,481
Finance lease liabilities, current	13	14
Other current liabilities	43	388
Total current liabilities	50,424	30,149

Warrant liability	380	1,875
Operating lease liabilities, net of current portion	15,743	14,034
Finance lease liabilities, net of current portion	17	27
Other long-term liabilities	1,424	1,486
Total liabilities	67,988	47,571

Commitments and contingencies (Note 12)

Shareholders’ equity (Note 2)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.001; 150,000 shares authorized; 23,350 and 20,434 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	23	20
Additional paid-in capital	1,039,358	1,012,121
Accumulated other comprehensive income	737	669
Accumulated deficit	(1,019,499)	(957,262)
Total shareholders’ equity	20,619	55,548
Total liabilities and shareholders’ equity	$88,607	$103,119

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$1,473	$155	$2,408	$744

Cost of revenue	831	716	1,403	1,266

Gross profit (loss)	642	(561)	1,005	(522)

Research and development expense	15,702	7,658	30,147	15,061
Sales, marketing, general and administrative expense	9,211	6,437	18,722	13,113
Impairment loss on operating lease right-of-use assets	-	-	9	-
Gain on disposal of fixed assets	(60)	-	(168)	-
Total operating expenses	24,853	14,095	48,710	28,174

Loss from operations	(24,211)	(14,656)	(47,705)	(28,696)

Interest expense	(5,480)	(2,170)	(8,233)	(15,073)
Unrealized gain (loss) on derivative liability	(8,035)	1,952	(4,655)	2,794
Unrealized gain on warrant liability	891	803	1,495	2,564
Realized loss on debt extinguishment	-	-	(3,083)	(4,654)
Bargain purchase gain	-	-	147	-
Other income (expense)	73	(65)	160	223

Net loss before taxes	(36,762)	(14,136)	(61,874)	(42,842)

Income tax expense	(181)	(93)	(363)	(166)
Net loss	$(36,943)	$(14,229)	$(62,237)	$(43,008)

Net loss per share - basic and diluted	$(1.66)	$(0.84)	$(2.90)	$(2.63)

Weighted-average shares outstanding - basic and diluted	22,296	16,977	21,441	16,356

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(36,943)	$(14,229)	$(62,237)	$(43,008)

Other comprehensive income (loss):
Unrealized loss on investment securities, available-for-sale	-	(3)	(24)	(22)
Unrealized gain on translation	178	402	92	540
Total comprehensive income	178	399	68	518
Comprehensive loss	$(36,765)	$(13,830)	$(62,169)	$(42,490)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	other		Total
		Par	paid-in	comprehensive	Accumulated	shareholders’
	Shares	value	capital	income	deficit	equity
Balance as of March 31, 2025	16,363	$16	$944,129	$119	$(891,060)	$53,204
Share-based compensation expense	124	-	1,930	-	-	1,930
Sales of common stock, net	2,048	3	35,797	-	-	35,800
Net loss	-	-	-	-	(14,229)	(14,229)
Other comprehensive income	-	-	-	399	-	399
Balance as of June 30, 2025	18,535	$19	$981,856	$518	$(905,289)	$77,104

Balance as of March 31, 2026	21,474	$21	$1,021,519	$559	$(982,556)	$39,543
Share-based compensation expense	107	-	1,303	-	-	1,303
Sales of common stock, net	105	-	459	-	-	459
Conversions of notes payable	1,664	2	16,077	-		16,079
Net loss	-	-	-	-	(36,943)	(36,943)
Other comprehensive income	-	-	-	178	-	178
Balance as of June 30, 2026	23,350	$23	$1,039,358	$737	$(1,019,499)	$20,619

Balance as of January 1, 2025	15,000	$15	$911,035	$-	$(862,281)	$48,769
Share-based compensation expense	155	-	3,851	-	-	3,851
Sales of common stock, net and warrants	2,442	3	44,991	-	-	44,994
Conversions of notes payable	938	1	21,979	-	-	21,980
Net loss	-	-	-	-	(43,008)	(43,008)
Other comprehensive income	-	-	-	518	-	518
Balance as of June 30, 2025	18,535	$19	$981,856	$518	$(905,289)	$77,104

Balance as of January 1, 2026	20,434	$20	$1,012,121	$669	$(957,262)	$55,548
Share-based compensation expense	153	-	2,287	-	-	2,287
Sales of common stock, net	144	-	769	-	-	769
Conversions of notes payable	2,619	3	24,181	-	-	24,184
Net loss	-	-	-	-	(62,237)	(62,237)
Other comprehensive income	-	-	-	68	-	68
Balance as of June 30, 2026	23,350	$23	$1,039,358	$737	$(1,019,499)	$20,619

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(62,237)	$(43,008)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,344	2,952
Unrealized (gain) loss on derivative liability	4,655	(2,794)
Unrealized gain on warrant liability	(1,495)	(2,564)
Loss on debt extinguishment	3,083	4,654
Bargain purchase gain	(147)	-
Gain on disposal of fixed assets	(168)	-
Impairment of operating lease right-of-use assets	9	-
Inventory write-downs	52	-
Non-cash interest expense	-	7,325
Amortization of debt discount and issuance costs on notes payable	8,219	7,723
Share-based compensation expense	2,287	3,851
Net accretion of premium on short-term investments	(81)	(195)

Change in:
Accounts receivable	(868)	822
Inventory	833	(3,796)
Other current and non-current assets	1,115	(210)
Accounts payable	4,248	432
Accrued liabilities	2,085	(275)
Contract liabilities and other current liabilities	(92)	(450)
Operating lease liabilities	(2,409)	(1,097)
Other long-term liabilities	(21)	(197)
Net cash used in operating activities	(35,588)	(26,827)

Cash flows from investing activities
Sales of investment securities	42,528	22,402
Purchases of investment securities	-	(19,326)
Purchases of property and equipment	(448)	(307)
Cash paid for business combination	(33,178)	-
Net cash provided by investing activities	8,902	2,769

Cash flows from financing activities
Principal payments under finance leases	(8)	(6)
Principal proceeds from notes payable, net of debt discount and issuance costs	20,624	-
Net proceeds from issuance of common stock and warrants	769	43,289
Net cash provided by financing activities	21,385	43,283

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	111	319

Change in cash, cash equivalents, and restricted cash	(5,190)	19,544
Cash, cash equivalents, and restricted cash at beginning of period	34,064	56,247
Cash, cash equivalents, and restricted cash at end of period	$28,874	$75,791

Supplemental schedule of non-cash investing and financing activities
Common stock issued in conversions of notes payable	$24,184	$21,980
Issuance of warrants	$-	$6,297
Acquisition of right-of-use asset	$5,487	$67
Foreign currency translation adjustment	$92	$540
Unrealized loss on investment securities, available-for-sale	$(24)	$(22)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2026 and June 30, 2025:

	June 30,	June 30,
	2026	2025
Cash and cash equivalents	$27,208	$74,094
Restricted cash, current	482	76
Restricted cash, net of current portion	1,184	1,621
Cash, cash equivalents, and restricted cash	$28,874	$75,791

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

As of June 30, 2026, the Company had total liquidity comprised of $27.2 million of cash and cash equivalents, which excludes restricted cash, and approximately $41.2 million availability under its current at-the-market (“ATM”) facility as of June 30, 2026, subject to certain conditions. In October 2024, the Company issued to an institutional investor $45.0 million in senior secured convertible notes due March 2026 for gross proceeds of $41.4 million (the “Prior Note”). In February 2026, the Company entered into a securities purchase and exchange agreement with the same institutional investor, pursuant to which the Company issued two senior secured convertible notes due March 2028 (the “2026 Notes Financing”) – one for approximately $20.6 million in exchange for the Prior Note and the other for approximately $22.4 million. See Note 7. Notes Payable and Derivative Liability for additional discussion. Pursuant to terms of the securities purchase and exchange agreement, as amended, the Company must maintain minimum cash liquidity of the lesser of $17.5 million or 110% of the then outstanding balance of the senior secured convertible notes for the remaining duration of their term.

During the first quarter of 2026, the Company completed the strategic acquisition of certain assets related to the worldwide lidar business of Luminar Technologies, Inc. (“Luminar”). The purchase price of $33.0 million was funded with cash on hand and, following the closing of the acquisition, the Company completed the 2026 Notes Financing to support the cash funding. The acquisition resulted in a near-term increase in headcount and leased properties, thereby significantly increasing cash usage and decreasing available liquidity. In light of this increase in operating expenses and cash usage, in March 2026 the Company began the implementation of a consolidation plan, which included a workforce reduction and other operational efficiencies, thereby partially offsetting the increase in cash usage that resulted from the Luminar acquisition. See Note 4. Business Combinations and Note 15. Restructuring Charges for additional discussion. The operating expense and cash usage improvements resulting from the consolidation plan are expected to begin taking effect during the third quarter of 2026. In the meantime, however, the combination of the higher cash burn during the first half of 2026 with historical losses and current liquidity, when analyzed in the aggregate in accordance with Accounting Standards Codification (“ASC”) 205-40, raises substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the date the condensed consolidated financial statements are issued.

Bolstering its strategic plan driven by revenue generation and achievement of operational efficiencies, the Company intends to increase liquidity through financing activities, which could include utilization of the ATM facility or the issuance of equity, debt, or convertible securities. Notwithstanding such plans, there can be no assurance that financing activities will be successful or timely, or that capital can be raised on commercially acceptable terms, or at all. If the Company is unable to raise additional capital within the expected timeframe, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, streamlining operations and otherwise reducing operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 22, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s shares of common stock, $0.001 par value (the “common stock”). Pursuant to the Reverse Stock Split, every fifteen shares of issued and outstanding shares of common stock were combined into one share of common stock. Simultaneously, the Company reduced the total authorized number of shares of capital stock to 175,000,000 shares consisting of 150,000,000 shares of common stock and 25,000,000 shares of preferred stock, $0.001 par value. There was no change in the par value per share of common stock of $0.001.

Subsequent to the dates of these financial statements, on August 1, 2026, the Reverse Stock Split was effectuated. Accordingly, all the current period and historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

The Reverse Stock Split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders of record who would otherwise be entitled to receive a fractional share had their fractional share rounded up to the nearest whole share. Proportionate adjustments were made to the number of shares of Common Stock issuable upon the exercise or conversion of the Company’s outstanding stock options, warrants, and convertible notes, as well as the exercise or conversion prices thereof, and to the number of shares reserved for issuance under the Company’s equity plans. See Note 7. Notes Payable and Derivative Liability, Note 8. Warrant Liability and Note 10. Share-Based Compensation.

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

Foreign Currency Translation

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Realized gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income (expense) in the condensed consolidated statements of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of June 30, 2026, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the three months ended June 30, 2026, $0.4 million, or 27%, of total revenue was derived from Iris sensor sales to a leading global manufacturer of construction and mining equipment, $0.4 million, or 24%, of total revenue was derived from Movia L sensor sales to an EU-based robotics company delivering autonomy systems in the Security & Defense sector, $0.2 million, or 15%, of total revenue was derived from the provision of semiconductor design services to a manufacturer of metrology and polarization systems, and $0.2 million, or 14%, of total revenue was derived from Iris sensor sales to a US-based distributor for use by a robotics company delivering autonomous transport vehicle systems to the US Army. For the same period in 2025, an automotive supplier accounted for $0.1 million of total revenue, representing 59% of total revenue.

For the six months ended June 30, 2026, $0.6 million, or 25%, of total revenue was derived from a leading global manufacturer of construction and mining equipment, $0.5 million, or 22%, of total revenue was derived from an EU-based robotics company delivering autonomy systems in the Security & Defense sector, and $0.5 million, or 21%, was derived from a top-ten global automotive OEM customer. For the same period in 2025, a leading manufacturer of agricultural equipment and an automotive supplier accounted for $0.5 million and $0.2 million of total revenue, respectively, representing 66% and 22% of total revenue, respectively.

As of June 30, 2026, accounts receivable related to these customers accounted for 85% of total accounts receivable, net of allowances on the condensed consolidated balance sheets.

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

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company prospectively adopted ASU 2024-04 beginning January 1, 2026. The ASU did not have a material impact on the Company’s financial statements or disclosures.

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss available for common shareholders - basic and diluted	$(36,943)	$(14,229)	$(62,237)	$(43,008)

Denominator:
Weighted-average common shares outstanding - basic and diluted	22,296	16,977	21,441	16,356

Net loss per share - basic and diluted	$(1.66)	$(0.84)	$(2.90)	$(2.63)

For the three and six months ended June 30, 2026 and 2025, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive (in thousands):

	June 30,
	2026	2025
Outstanding options exercisable	37	45
Nonvested restricted and performance stock units	264	1,415
Shares of common stock that may be issued through conversion of the derivative liability	8,234	1,368
Shares of common stock that may be issued through the exercise of warrants	384	384

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

Additionally, the Company incurred $0.1 million of acquisition-related costs associated with the acquisition during the six months ended June 30, 2026, which are included in sales, marketing, general and administrative expense on the condensed consolidated statements of operations.

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

Revenue and net loss from the acquisition included in the condensed consolidated statements of operations for the three months ended June 30, 2026 is $0.0 million and $1.3 million, respectively, and for the six months ended June 30, 2026 is $0.0 and $2.4 million, respectively.

Luminar

On January 26, 2026, the Company entered into an agreement with Luminar, pursuant to which MicroVision agreed to acquire from Luminar certain assets related to Luminar’s worldwide lidar sensor business, including intellectual property and inventory related to its IRIS and HALO 1550nm time-of-flight solid-state long-range sensors. The acquisition was approved by the U.S. Bankruptcy Court on January 27, 2026. On February 3, 2026, the acquisition closed and MicroVision paid Luminar the purchase price of $33.0 million (less the previously paid 10% deposit) plus cure costs of $0.2 million, funded through cash on hand.

In addition to total purchase consideration of $33.2 million, the Company incurred $2.8 million of acquisition-related costs associated with the acquisition during the six months ended June 30, 2026, which are included in sales, marketing, general and administrative expense on the condensed consolidated statements of operations.

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

Revenue and net loss from the acquisition included in the condensed consolidated statements of operations for the three months ended June 30, 2026 is $0.9 million and $3.7 million, respectively, and for the six months ended June 30, 2026 is $1.6 million and $6.0 million, respectively.

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

The following table summarizes the unaudited pro forma results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenue	$1,473	$10,460	$2,408	$24,806
Net loss	(36,719)	(68,169)	(63,047)	(176,088)

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2026
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$1,101	$-	$-	$1,101
Transferred over time	-	18	354	372
Total	$1,101	$18	$354	$1,473

	Six Months Ended June 30, 2026
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,010	$-	$-	$2,010
Transferred over time	-	44	354	398
Total	$2,010	$44	$354	$2,408

	Three Months Ended June 30, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$34	$81	$-	$115
Transferred over time	-	-	40	40
Total	$34	$81	$40	$155

	Six Months Ended June 30, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$538	$166	$-	$704
Transferred over time	-	-	40	40
Total	$538	$166	$40	$744

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of June 30, 2026 and 2025.

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

On February 3, 2025, the Company entered into a Letter Agreement with the Holder related to the Note. As a result of the Letter Agreement, the Holder elected to early convert $8.8 million of outstanding principal into 781,690 shares of the Company’s common stock. Additionally, as a result of the Letter Agreement, the Holder agreed to defer $11.6 million of principal repayments to seven monthly payments of $1.7 million beginning on September 1, 2025 and concluding on March 1, 2026. The Letter Agreement represented a modification requiring extinguishment accounting in accordance with ASC 470, Debt. As a result of the modification, a realized loss on debt modification of $4.7 million and interest expense of $2.1 million were recorded on the condensed consolidated statement of operations during the three months ended March 31, 2025.

On February 23, 2026, the Company entered into a Securities Purchase and Exchange Agreement (the “2026 Purchase Agreement”) with the Holder, pursuant to which the Company issued two senior secured convertible notes – one for approximately $20.6 million in exchange for the Prior Note due March 2026 and the other for approximately $22.4 million (combined, the “2026 Convertible Notes”). Net cash proceeds from the issuance, after allowing for the exchange of the Prior Note, were approximately $20.6 million, inclusive of initial discounts, fees, and expenses related to the transaction.

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

During the three months ended March 31, 2026, pursuant to terms of the Notes, the Holder elected to convert $7.2 million of outstanding principal, inclusive of the 10% repayment premium, into 955,128 shares of the Company’s common stock.

During the three months ended June 30, 2026, pursuant to terms of the Notes, the Holder elected to convert $13.1 million of outstanding principal, inclusive of the 10% repayment premium, into 1,664,411 shares of the Company’s common stock.

As of June 30, 2026, there was $27.0 million outstanding principal, inclusive of the 10% repayment premium, on the Notes.

Subsequent to the dates of these financial statements, on July 1, 2026, the Holder elected to convert $1.1 million of outstanding principal, inclusive of the 10% repayment premium, into 264,455 shares of the Company’s common stock. On July 7, 2026, the Holder elected to convert $0.3 million of outstanding principal, inclusive of the 10% repayment premium, into 78,348 shares of the Company’s common stock. On July 7, 2026, immediately after this conversion, outstanding principal on the Notes was $25.6 million, inclusive of the 10% repayment premium.

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

Notes Payable

The host contracts are recorded at the total aggregate amount repayable at maturity of $27.0 million as of June 30, 2026, less any unamortized debt discount and debt issuance costs. The debt discount is equal to the amount repayable at maturity, net of the initial fair value of the bifurcated derivative liability. Debt issuance costs are comprised of qualifying expenses resulting directly from the transaction.

Supplemental balance sheet information is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Amount repayable at maturity	$27,036	$19,525
Unamortized debt discount	(2,264)	(313)
Unamortized issuance costs	(213)	-
Net carrying amount	$24,559	$19,212

Interest expense related to the amortization of the debt discount and issuance costs was $5.5 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and $8.2 million and $5.7 million for the six months ended June 30, 2026 and 2025, respectively. Total interest expense for the three and six months ended June 30, 2026 and 2025 is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization of debt discount and issuance costs	$(5,476)	$(2,164)	$(8,219)	$(5,666)
Interest expense from modification of notes payable	-	-	-	(2,057)
Discount on warrants (see Note 7. Warrant Liability)	-	-	-	(7,325)
Other expense	(4)	(6)	(14)	(25)
Total interest expense	$(5,480)	$(2,170)	$(8,233)	$(15,073)

The monthly effective interest rate implicit in the Note as of June 30, 2026 under the interest method was 4.5%.

Maturities of partial repayments, if elected by the Holder, are as follows as of June 30, 2026:

(in thousands)
Years Ended December 31,	Maturities
2026 (remainder)	$19,800
2027	7,236
Total partial repayments	$27,036

Derivative Liability

The derivative liability was initially recorded at its fair value of $6.3 million as of the issuance date of February 23, 2026. The derivative liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of derivatives not designated as hedging instruments as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Derivative liability	$7,050	$-
Total	$7,050	$-

Unrealized gains and losses associated with derivatives not designated as hedging instruments for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Unrealized gain (loss) on derivative liability	$(8,035)	$1,952	$(4,655)	$2,794

Fair Value Measurements

The fair value of the derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2026 and December 31, 2025 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of June 30, 2026	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$7,050
Total	$-	$-	$7,050

As of December 31, 2025	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-
Total	$-	$-	$-

Activity related to the derivative liability during the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$2,035	$4,867	$-	$14,581
Initial valuation associated with new debt	-	-	6,315	7,214
Fair value associated with conversions during the period	(3,020)	-	(3,920)	(1,701)
Reclassification of derivative on debt modification	-	-	-	(186)
Extinguishment of derivative liability on debt modification	-	-	-	(14,199)
Change in fair value during the period	8,035	(1,952)	4,655	(2,794)
Ending balance	$7,050	$2,915	$7,050	$2,915

The table below lists the inputs and assumptions for the Company’s valuations of the 2026 Convertible Notes as of June 30, 2026 and February 23, 2026 and of the Prior Note as of December 31, 2025:

	June 30,	February 23,	December 31,
	2026	2026	2025
Expected term (years)	1.7	2.0	0.8
Risk-free interest rate	4.05%	3.40%	3.50%
Dividend yield	0%	0%	0%
Volatility	68.20%	55.93%	67.16%
Discount rate	59.1%	58.4%	50.0%
Contingent call threshold price	$33.74	$41.32	$45.00

8. WARRANT LIABILITY

On February 3, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with an institutional investor. In exchange for $8.0 million, the Holder agreed to purchase 383,349 shares of common stock (the “closing shares”) and warrants to purchase up to 383,349 shares of common stock at an exercise price of $23.55 per share (the “warrants”). On February 4, 2025, the 2025 Purchase Agreement closed for net proceeds of approximately $7.8 million, inclusive of all fees and expenses related to the transaction. The warrants are exercisable beginning August 4, 2025 and expire on August 4, 2030. There have been no exercises of warrants as of June 30, 2026.

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

The fair value of warrants is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Warrant liability	$380	$1,875
Total	$380	$1,875

Unrealized gains and losses associated with warrants are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Unrealized gain on warrant liability	$891	$803	$1,495	$2,564

Interest expense of $7.3 million representing the discount on the transaction was recorded on the condensed consolidated financial statements for the six months ended June 30, 2025.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2026 and December 31, 2025 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of June 30, 2026	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$380
Total	$-	$-	$380

As of December 31, 2025	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$1,875
Total	$-	$-	$1,875

Activity related to the warrant liability during the three and six months ended June 31, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$1,271	$4,536	$1,875	$-
Initial valuation associated with warrants	-	-	-	6,297
Change in fair value during the period	(891)	(803)	(1,495)	(2,564)
Ending balance	$380	$3,733	$380	$3,733

The fair value of the warrants is measured using the Black-Scholes option pricing model as of the measurement dates. The table below lists the inputs and assumptions for the Company’s valuations as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Expected term (years)	4.1	4.6
Risk-free interest rate	4.17%	3.69%
Dividend yield	0%	0%
Volatility	66.73%	62.27%

9. FINANCIAL STATEMENT COMPONENTS

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$29	$-
Finished goods	3,631	745
	$3,660	$745

Inventory is computed using the first-in, first-out (FIFO) method and is stated at the lower of cost and net realizable value. Management periodically assesses the need to account for obsolescence of inventory and adjusts the carrying value of inventory to its net realizable value when required.

Inventory includes assets acquired from Luminar, the fair value of which is based on preliminary valuations and assumptions and is subject to change within the measurement period, pending final asset valuations.

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Production equipment	$6,140	$6,140
Leasehold improvements	5,930	4,067
Computer hardware and software/lab equipment	21,827	10,364
Office furniture and equipment	6,233	5,575
	40,130	26,146
Less: Accumulated depreciation	(24,343)	(21,866)
	$15,787	$4,280

Property and equipment, as well as related depreciation expense, includes assets acquired from Luminar, the fair value of which is based on preliminary valuations and assumptions and is subject to change within the measurement period, pending final asset valuations.

Depreciation expense was $1.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.6 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

Intangible Assets

The components of intangible assets were as follows as of June 30, 2026 and December 31, 2025:

	Gross			Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average Remaining
As of June 30, 2026	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$16,378	$2,694	$-	$13,684	9
	$16,378	$2,694	$-	$13,684

	Gross			Net	Weighted
	Carrying	Accumulated	Impairment	Carrying	Average Remaining
As of December 31, 2025	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$16,027	$5,938	$10,057	$32	1
	$16,027	$5,938	$10,057	$32

Intangible assets, as well as related amortization expense, includes assets acquired from Luminar, the fair value of which is based on preliminary valuations and assumptions and is subject to change within the measurement period, pending final asset valuations.

Amortization expense was $0.3 million and $0.3 million for the three months ended June 30, 2026 and 2025, and $0.5 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

The following table outlines estimated future amortization expense related to intangible assets held as of June 30, 2026 by line item on the condensed consolidated statement of operations (in thousands):

Research and
Development
Years Ended December 31,	Expense
2026 (remainder of the year)	$756
2027	1,493
2028	1,492
2029	1,492
2030	1,492
Thereafter	6,959
$13,684

Accounts Payable

Accounts payable consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Software licenses	$1,889	$58
Legal fees	1,417	74
Other	2,570	1,496
	$5,876	$1,628

Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Payroll and payroll taxes	$2,186	1,124
Restructuring charges	586	-
Other	4,739	4,302
	$7,511	$5,426

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

The following table summarizes the amount of share-based compensation expense by line item on the condensed consolidated statements of operations:

Share-based compensation expense	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Research and development expense	$803	$521	$1,030	$1,029
Sales, marketing, general and administrative expense	501	1,409	1,257	2,822
	$1,304	$1,930	$2,287	$3,851

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2026 (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding as of June 30, 2026	37	$20.25	1.4	$-

Exercisable as of June 30, 2026	37	$20.25	1.4	$-

As of June 30, 2026, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the six months ended June 30, 2026 (in thousands, except per share data):

		Weighted-Average
	Shares	Price
Unvested as of December 31, 2025	573	$18.75
Granted	32	8.92
Vested	(154)	17.60
Forfeited	(187)	19.90
Unvested as of June 30, 2026	264	$17.50

During the six months ended June 30, 2026, the Company granted 26,000 shares to non-executive employees for annual and short-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately or over three or four years.

During the six months ended June 30, 2026, the Company granted 6,000 shares to non-employees as compensation for services. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately.

As of June 30, 2026, unrecognized share-based compensation related to RSUs was $3.6 million, which will be expensed over the next 1.8 years.

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

The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$1,314	$867	$2,493	$1,742
Finance lease expense:
Amortization of leased assets	4	3	7	5
Interest on lease liabilities	-	-	1	1
Total finance lease expense	4	3	8	6
Sublease income	(135)	-	(271)	-
Total lease expense	$1,183	$870	$2,230	$1,748

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,409	$1,097
Operating cash flows from finance leases	8	6

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Operating leases
Operating lease right-of-use assets	$17,655	$14,075

Operating lease liabilities, current	5,119	3,481
Operating lease liabilities, net of current portion	15,743	14,034
Total operating lease liabilities	$20,862	$17,515

Finance leases
Property and equipment, at cost	$159	$157
Accumulated depreciation	(129)	(120)
Property and equipment, net	$30	$37

Weighted Average Remaining Lease Term
Operating leases	4.8 years	5.7 years
Finance leases	2.3 years	2.3 years

Weighted Average Discount Rate
Operating leases	5.7%	4.9%
Finance leases	5.5%	5.5%

As of June 30, 2026, maturities of lease liabilities are as follows (in thousands):

(in thousands)	Operating	Finance
Years Ended December 31,	Leases	Leases
2026 (remainder of year)	$2,715	$8
2027	5,325	15
2028	5,168	7
2029	4,252	5
2030	2,393	-
Thereafter	3,682	-
Total minimum lease payments	23,535	35
Less: amount representing interest	(2,673)	(5)
Present value of capital lease liabilities	$20,862	$30

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA L sensor inventory to support direct sales to both automotive and non-automotive customers. During the quarter ended December 31, 2024, the Company entered into an additional purchase commitment with the existing contract manufacturing partner of $1.8 million. As of June 30, 2026, the Company had open purchase commitments to the partner of $2.3 million that were included within the adverse purchase commitment record within accrued liabilities on the consolidated balance sheets. See Note 9. Financial Statement Components for additional discussion.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

13. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of June 30, 2026, the sale of 5.5 million shares for net proceeds of $104.8 million had been completed. As of June 30, 2026, approximately $41.2 million was available under this sales agreement.

As of June 30, 2026, proceeds of $0.2 million from shares of common stock subscribed but unissued are included within other current assets on the condensed consolidated balance sheets. Non-refundable proceeds from the sale were received on July 1, 2026.

14. INCOME TAXES

The Company recognized income tax expense of $0.2 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.2 million during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company continues to have no unrecognized tax positions.

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

In connection with the Consolidation Plan, in order to reduce operating expenses, during the first quarter of 2026 the Company commenced plans to reduce its Redmond-based workforce resulting in an approximately 15% reduction in the Company’s total global workforce. The reduction was substantially completed as of July 3, 2026.

As a result, during the first quarter of 2026, the Company recognized approximately $1.1 million in charges associated with employee severance and related employee costs, as well as non-cash share-based compensation expense, which is recorded within research and development expense and sales, marketing, general and administrative expense on the condensed consolidated statements of operations. Accrued restructuring charges are included within accrued liabilities as of June 30, 2026 as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Accrued restructuring charges at beginning of period	$1,031	$1,139
Change in estimate	40	40
Cash paid	(485)	(593)
Accrued restructuring charges at end of period	$586	$586

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

On July 22, 2026, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split (the “Reverse Stock Split”) of shares of common stock, $0.001 par value. Effective August 1, 2026, pursuant to the Reverse Stock Split, every fifteen shares of issued and outstanding shares of common stock were combined into one share of common stock. Simultaneously, we reduced the total authorized number of shares of capital stock to 175,000,000 shares consisting of 150,000,000 shares of common stock and 25,000,000 shares of preferred stock, $0.001 par value. There was no change in the par value per share of common stock of $0.001.

The historical share and per share information included herein have been adjusted to reflect the Reverse Stock Split.

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

We have incurred substantial losses since inception and expect to incur significant losses in the near term. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. In October 2024, we entered into a securities purchase agreement with an institutional investor for the purchase of senior secured convertible notes due March 2026 of up to $75.0 million (the “Prior Note”). See Part I, Item 1, Note 7. Notes Payable and Derivative Liability. In February 2025, we entered into another securities purchase agreement with the same institutional investor for the issuance and sale of $8.0 million in shares of common stock, plus warrants to purchase additional shares of common stock for approximately $9.0 million. See Part I, Item 1, Note 8. Warrant Liability. In February 2026, we entered into a securities purchase and exchange agreement with the same investor, pursuant to which we issued two senior secured convertible notes due March 2028 (the “2026 Notes Financing”) – one for approximately $20.6 million in exchange for the Prior Note and the other for approximately $22.4 million. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion.

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

Results of Operations

Revenue

(in thousands)	2026	2025	$ change	% change
Three Months Ended June 30,	$1,473	$155	$1,318	850.3
Six Months Ended June 30,	2,408	744	1,664	223.7

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

The increase in revenue for the three and six months ended June 30, 2026 compared to the same period in 2025 was primarily due to shipments of our long-range IRIS sensors to automotive and industrial customers and shipments of our short-range MOVIA L sensors to a security and defense customer, among others.

Cost of Revenue

		% of		% of
(in thousands)	2026	revenue	2025	revenue	$ change	% change
Three Months Ended June 30,	$831	56.4	$716	461.9	$115	16.1
Six Months Ended June 30,	1,403	58.3	1,266	170.2	137	10.8

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. For the first three and six months of 2026, cost of revenue was positively impacted by sensor sales out of acquired IRIS and existing MOVIA L inventories.

Research and Development Expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended June 30,	$15,702	$7,658	$8,044	105.0
Six Months Ended June 30,	30,147	15,061	15,086	100.2

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

The increase in research and development expense during the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to higher salary and benefits expense of $3.3 million due to increased headcount from acquisitions (see Part I, Item 1, Note 4. Business Combinations), higher building expenses of $1.0 million, higher purchased services of $0.9 million, higher direct materials and equipment costs of $0.4 million, and higher IT and software costs of $0.3 million. In connection with the Consolidation Plan, the Redmond-based reductions were substantially complete as of July 3, 2026; accordingly, the upward trend in research and development expense seen in the first half of 2026 is not expected to continue.

The increase in research and development expense during the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to higher salary and benefits expense of $7.0 million, higher one-time employee-related restructuring charges of $1.0 million stemming from the Luminar acquisition and Consolidation Plan, higher building expenses of $1.8 million, higher purchased services of $0.9 million, higher direct materials and equipment costs of $0.9 million, and higher IT and software costs of $0.6 million.

Sales, marketing, general and administrative expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended June 30,	$9,211	$6,437	$2,774	43.1
Six Months Ended June 30,	18,722	13,113	5,609	42.8

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to higher professional and purchased service fees of $2.3 million primarily related to acquisitions (see Part I, Item 1, Note 4. Business Combinations) and higher salary and benefits expense of approximately $1.2 million due to increased headcount from acquisitions. These increases were partially offset by lower share-based compensation expense of $0.9 million.

The increase in sales, marketing, general and administrative expense during the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to higher professional and purchased services fees of $4.9 million primarily related to acquisitions, higher salary and benefits expense of $2.6 million due to increased headcount from acquisitions, and higher restructuring charges of $0.1 million. These increases were partially offset by lower share-based compensation expense of $1.6 million.

Interest expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended June 30,	$(5,480)	$(2,170)	$(3,310)	152.5
Six Months Ended June 30,	(8,233)	(15,073)	6,840	(45.4)

The increase in interest expense during the three months ended June 30, 2026 compared to the same period in 2025 primarily relates to accelerated non-cash interest expense related to the conversions of notes payable during the three months ended June 30, 2026 (see Part I, Item 1, Note 7. Notes Payable and Derivative Liability).

The decrease in interest expense during the six months ended June 30, 2026 compared to the same period in 2025 relates to $7.3 million of non-cash interest expense representing the discount on the 2025 Purchase Agreement for warrants and shares of common stock during the six months ended June 30, 2025 (see Part I, Item 1, Note 8. Warrant Liability) and $2.1 million non-cash interest expense related to the modification of notes payable during the six months ended June 30, 2025 (see Part I, Item 1, Note 7. Notes Payable and Derivative Liability). These decreases were partially offset by accelerated non-cash interest expense related to the conversions of notes payable during the six months ended June 30, 2026.

Unrealized gain (loss) on derivative liability

(in thousands)	2026	2025	$ change	% change
Three Months Ended June 30,	$(8,035)	$1,952	$(9,987)	(511.6)
Six Months Ended June 30,	(4,655)	2,794	(7,449)	(266.6)

Unrealized gain (loss) on derivative liability reflects the revaluation of our derivative liability associated with notes payable as of June 30, 2026. Due to the decrease in the fair value of the derivative liability as of June 30, 2026 driven primarily by the value of equity conversions, we recognized an unrealized loss. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion.

Unrealized gain on warrant liability

(in thousands)	2026	2025	$ change	% change
Three Months Ended June 30,	$891	$803	$88	11.0
Six Months Ended June 30,	1,495	2,564	(1,069)	(41.7)

Unrealized gain on warrant liability reflects the revaluation of our warrant liability as of June 30, 2026. Due to the decrease in the fair value of the warrant liability as of June 30, 2026 driven primarily by the decrease in our stock price, we recognized an unrealized gain. See Part I, Item 1, Note 8. Warrant Liability for additional discussion.

Realized loss on debt extinguishment

(in thousands)	2026	2025	$ change	% change
Three Months Ended June 30,	$-	$-	$-	-
Six Months Ended June 30,	(3,083)	(4,654)	1,571	(33.8)

As a result of the debt exchange during the six months ended June 30, 2026 and the debt modification during the six months ended June 30, 2025, we recognized losses on the extinguishment of notes payable. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of June 30, 2026, we had $27.2 million in cash and cash equivalents. In addition to cash and cash equivalents, we also have potential availability of $41.2 million on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024, subject to certain conditions.

In consideration of the $27.2 million in cash and cash equivalents and $41.2 million available capacity on our existing ATM, we have potential total liquidity of $68.4 million. Pursuant to terms of the securities purchase and exchange agreement entered into in February 2026, as amended, we are required to maintain minimum cash liquidity of the lesser of $17.5 million or 110% of the then outstanding balance of the Notes for so long as the Notes remain outstanding.

During the first quarter of 2026, we completed the strategic acquisition of certain assets related to the worldwide lidar business of Luminar Technologies, Inc. (“Luminar”). The purchase price of $33.0 million was funded with cash on hand and, following the closing of the acquisition, we completed the 2026 Notes Financing to support the cash funding. The acquisition resulted in a near-term increase in headcount and leased properties, thereby significantly increasing cash usage and decreasing available liquidity. In light of this increase in operating expenses and cash usage, in March 2026 we began the implementation of a consolidation plan, which included a workforce reduction and other operational efficiencies, thereby partially offsetting the increase in cash usage that resulted from the Luminar acquisition. See Part I, Item 1, Note 4. Business Combinations and Note 15. Restructuring Charges for additional discussion. The operating expense and cash usage improvements resulting from the consolidation plan are expected to begin taking effect during the third quarter of 2026. In the meantime, however, the combination of the higher cash burn during the first half of 2026 with historical losses and current liquidity, when analyzed in the aggregate in accordance with Accounting Standards Codification (“ASC”) 205-40, raises substantial doubt about our ability to continue as a going concern through at least twelve months from the date the condensed consolidated financial statements are issued.

Bolstering our strategic plan driven by revenue generation and achievement of operational efficiencies, we intend to increase liquidity through near-term financing activities, including utilization of the ATM facility. Notwithstanding such plans, there can be no assurance that financing activities will be successful or timely, or that capital can be raised on commercially acceptable terms, or at all. If we are unable to raise additional capital within the expected timeframe, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, streamlining operations and otherwise reducing operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Cash used in operating activities totaled $35.6 million during the six months ended June 30, 2026 compared to cash used in operating activities of $26.8 million during the same period in 2025. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as interest expense, share-based compensation, depreciation and amortization charges, unrealized and realized gains and losses, and changes in operating assets and liabilities. The overall increase in cash used in operating activities for the first half of 2026 compared to the same period of the prior year is primarily attributable to increased operating expenses related to personnel and operations following the acquisitions closed in January 2026, as well as separation costs stemming from the Redmond-based workforce reduction; see Part I, Item 1, Note 4. Business Combinations.

Investing activities

During the six months ended June 30, 2026, net cash provided by investing activities was $8.9 million compared to net cash provided by investing activities of $2.8 million during the same period in 2025. During the six months ended June 30, 2026, we sold short-term investment securities totaling $42.5 million, in part, to fund the $33.2 million purchase price to acquire from Luminar Technology, Inc. (“Luminar”) certain assets related to Luminar’s worldwide lidar sensor business (see Part I, Item 1, Note 4. Business Combinations). During the six months ended June 30, 2025, we purchased short-term investment securities totaling $19.3 million and sold short-term investment securities totaling $22.4 million.

Financing activities

Net cash provided by financing activities totaled $21.4 million during the six months ended June 30, 2026, compared to net cash provided by financing activities of $43.3 million during the same period of 2025. During the six months ended June 30, 2026, we received approximately $20.7 million in net proceeds, inclusive of certain debt issuance costs, from the issuance of a $22.4 million senior secured convertible note (see Part I, Item 1, Note 7. Notes Payable and Derivative Liability). Net proceeds from issuance of common stock and warrants were $0.8 million during the six months ended June 30, 2026 compared to $43.3 million during the same period of 2025.

The following is a list of our financing activities during 2026 and 2025.

●	In February 2026, we entered into a securities purchase and exchange agreement with an institutional investor, pursuant to which we issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million.
●	In February 2025, we entered into a securities purchase agreement for the purchase of 383,349 shares of our common stock and warrants to purchase 383,349 shares of our common stock for $23.55 per share. We received proceeds, net of all costs, of $7.8 million.
●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of June 30, 2026, we completed sales under such sales agreement of 5.5 million shares for net proceeds of $104.8 million, of which 3.8 million shares for net proceeds of $69.3 million were sold during 2025 and 0.2 million shares for net proceeds of $0.8 million were sold during 2026. As of June 30, 2026, we had approximately $41.2 million available under this sales agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risk

As of June 30, 2026, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures. In the current macroeconomic environment, interests rate changes are unpredictable and inflationary pressures uncertain.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of June 30, 2026, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts. The value of cash and cash equivalents as of June 30, 2026 is $27.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of June 30, 2026, we had an accumulated deficit of $1.0 billion.
●	We incurred net losses of $957.3 million from inception through 2025, and a net loss of $62.2 million during the six months ended June 30, 2026.

The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered by companies formed to develop and commercialize new technologies. In particular, our operations to date have focused primarily on research and development, initially of our Laser Beam Scanning, or LBS, technology system, including products built around that technology, and more recently of other core technologies around which our portfolio of lidar sensors are built. We are unable to accurately estimate future revenues and operating expenses based upon historical performance.

We cannot be certain that we will succeed in securing sustained levels of revenue or commercializing our technology or products at scale. In light of these factors, we expect to continue to incur significant losses and negative cash flow through the remainder of 2026 and the foreseeable future. There is significant risk that we will not achieve positive cash flow at any time in the future.

We will require additional capital to fund our operations at the level necessary to implement our business plan. Raising additional capital will dilute the value of current shareholders’ investment in us. Additionally, we may be unable to raise capital at the level we expect, within the timeframe needed, or on terms acceptable to us.

Based on our current resources, we require additional capital to fund our operating plan for at least the next 12 months. Currently, the Company has plans to increase liquidity through financing activities, which could include utilization of the ATM facility or the issuance of equity, debt, or convertible securities. Notwithstanding such plans, there can be no assurance that financing activities will be successful or timely, or that capital can be raised on commercially acceptable terms, or at all. See Part I, Item 1, Note 1. Description of Business for additional discussion.

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

Additional capital may not be available to us or, if available, may not be available at a level or on terms acceptable to us or on a timely basis. Raising additional capital will involve issuing securities with rights and preferences that are senior to our common stock and will dilute the value of our current shareholders’ investment in us. Moreover, raising capital through the sale of our equity securities is dependent upon the availability of the requisite shares of authorized stock, which is driven by the market price of our stock and the approval of our stockholders. If adequate capital resources are not available on a timely basis, we may consider limiting our operations substantially and we may be unable to continue as a going concern. This limitation of operations could include reducing investments in our research and development projects, staff, operating costs, and capital expenditures which could jeopardize our ability to achieve our business goals or satisfy our customer requirements.

Risks Related to our Financial Statements and Results

Our revenue is generated from a small number of customers, and as we have experienced recently and in the past, losing a significant customer negatively impacts our revenue.

For the six months ended June 30, 2026, $0.6 million, or 25%, of total revenue was derived from Iris sensor sales to a leading global manufacturer of construction and mining equipment, $0.5 million, or 22%, of total revenue was derived from Movia L sensors sales to an EU-based robotics company delivering autonomy systems in the Security & Defense sector, and $0.5 million, or 21%, was derived from a top-ten global automotive OEM customer. For the same period in 2025, a leading manufacturer of agricultural equipment and an automotive supplier accounted for $0.5 million and $0.2 million of total revenue, respectively, representing 66% and 22% of total revenue, respectively. Our revenue has been negatively affected by the loss of certain of these customers and could continue to be if not retained or replaced with new, materially equivalent customer wins.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Adjusting for the 1-for-15 reverse stock split that became effective on August 1, 2026, over the 52-week period ending August 3, 2026, our common stock has traded at a low of $3.45 and a high of $23.10. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the six months ended June 30, 2026, we incurred a loss per share of $2.90 (as adjusted to reflect the 1-for-15 reverse stock split).

As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●investor reaction to our business strategy;

●the success of competitive products or technologies;

●strategic developments;

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

●our ability or inability to raise additional capital when needed and the terms on which we raise it;

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

Additionally, securities of certain companies have in past years experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks has abated. There can be no assurance that our shares will not be subject to a short squeeze in the future, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

If we are unable to maintain our listing on The Nasdaq Stock Market, it could become more difficult to sell our stock in the public market.

Our common stock is listed on The Nasdaq Stock Market, which requires that we meet Nasdaq’s continued listing requirements. On January 12, 2026, we received a notification letter from Nasdaq advising that, based upon the closing bid price for the last 30 consecutive business days, the Company no longer met the continued listing requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), and granted the Company 180 days to regain compliance. Prior to the July 13, 2026 compliance deadline, Nasdaq approved our application to transfer our listing from The Global Market to The Capital Market, which was effective July 20, 2026, and determined that the Company was eligible for an additional 180-day compliance period. On August 1, 2026, a 1-for-15 reverse stock split became effective, as approved by our Board of Directors on July 21st and by our shareholders at our 2026 Annual Meeting of Shareholders on July 10th. To regain compliance with the minimum bid price requirement, our common stock must have a closing price of $1 or more for ten consecutive trading days at some point prior to the January 11, 2027 compliance deadline. We can provide no assurance that this will be achieved.

As a result of severe declines and volatility in our stock price, there is a significant risk that we could fail to regain compliance with the minimum bid price requirement. If, for any reason, we are unable to regain compliance within the 180-day period and also continue to meet Nasdaq’s listing maintenance standards, such as our minimum bid price falling below $1 for 30 consecutive trading days, our common stock could be delisted from The Nasdaq Stock Market. If our common stock were delisted, we may seek to list our common stock on the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter, or OTC, market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

A delisting from The Nasdaq Stock Market and failure to obtain listing on another market or exchange would subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from The Nasdaq Stock Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

On August 3, 2026, the closing price of our common stock was $3.85 per share .

Our lack of financial resources may limit our ability to achieve target revenues, potential profits, overall market share, or value.

A certain level of capital is required for us to be successful in attaining our revenue and gross margin goals. To achieve these goals, we must invest in appropriate development resources, acquire necessary components, establish sufficient inventory levels, and build sales channels and partnerships. In the event that our financial resources are insufficient to fund these requirements, it is unlikely that we will be able to deliver target revenues and gross margins, which would significantly impair our performance and viability.

In addition, our products and solutions compete with other pureplay lidar developers, most of which have raised and exhausted significant capital in their development and production efforts. We also face competition from OEMs and Tier 1 suppliers that have internally developed lidar sensors. All of these OEMS and Tier 1s are significantly larger, more well-resourced, have long operating histories and enjoy relevant brand recognition. With greater resources over the past several years, our pureplay lidar competitors have in the past developed and commercialized products more quickly than us and may now have access to more entrenched sales channels. This historical imbalance in financial resources and access could result for us in an inability to achieve target revenues, lower-than-anticipated margins, or the failure to attain sufficient market share, any of which could reduce the value of our business. Additionally, for a variety of reasons, customers may choose to purchase from suppliers that have substantially greater financial or other resources than we have.

Risks Related to Fundraising Transactions and the Convertible Notes

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

Sales of shares of our common stock by the holder of the February 2026 convertible notes may cause our stock price to decline.

Sales of substantial amounts of our shares of common stock in the public market by the holder of the convertible notes issued by us in February 2026, or the perception that those sales may occur, could cause the market price of shares of our common stock to decline and impair our ability to raise capital through the sale of additional shares of our common stock.

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

There are risks associated with our outstanding convertible notes that could adversely affect our business and financial condition.

On February 23, 2026, we issued two senior secured convertible notes in the aggregate principal amount of $43.0 million pursuant to the securities purchase and exchange agreement dated February 23, 2026.The convertible notes provide for certain events of default, such as our failing to make timely payments under the notes and failing to timely comply with the reporting requirements of the Exchange Act. The February 2026 securities purchase and exchange agreement and the convertible notes also contain customary affirmative and negative covenants, including limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, as well as a minimum liquidity requirement.

Our ability to remain in compliance with the covenants under the convertible notes depends on, among other things, our operating performance, competitive developments, financial market conditions and stock exchange listing of our common stock, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal on the notes or meet our other obligations thereunder. Our level of indebtedness under the securities purchase and exchange agreement could have other important consequences, including the following:

●we may need to use a substantial portion of our cash flow from operations to pay principal on the convertible notes, which would reduce funds available to us for other purposes such as working capital, capital expenditures, potential acquisitions and other general corporate purposes;

●we may be unable to refinance our indebtedness under the securities purchase and exchange agreement or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;

●we may be unable to comply with financial and other covenants related to the convertible notes, which could result in an event of default that, if not cured or waived, may result in acceleration of the notes and would have an adverse effect on our business and prospects, could cause us to lose the rights to our intellectual property, and could force us into bankruptcy or liquidation;

●the conversion of the convertible notes could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline; and

●we may be more vulnerable to an economic downturn or recession and adverse developments in our business.

There can be no assurance that we will be able to manage any of these risks successfully.

Our obligations to the holder pursuant to the February 2026 convertible notes are secured by a security interest in all of our bank and securities accounts, now owned and hereafter created or acquired, and if we default on those obligations, the holder could foreclose on our bank and securities accounts.

Our obligations under the convertible notes and the related transaction documents, are secured by a security interest in all of our bank and securities accounts, now owned and hereafter created or acquired. As a result, if we default on our obligations under the convertible notes the collateral agent on behalf of the holder could foreclose on the security interests and liquidate some or all of our bank and securities accounts, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and investors may lose all or part of your investment.

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

Our ability to successfully offer products and solutions incorporating our technologies and implement our business plan in a rapidly evolving market requires an effective planning and management process. In particular following our recent asset acquisitions, the growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce. We continue to strengthen our compliance programs, including our compliance programs related to product certifications (in particular, certifications applicable to the automotive and defense markets), export controls, privacy, cybersecurity, and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results.

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

At various times in our history, including currently and in the recent past, general worldwide economic conditions have experienced downturns due to instability in global tariffs, slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of global economic and financial conditions could materially adversely affect: (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products, and (iii) our ability to commercialize products. Additionally, prolonged military confrontations, or the outbreak of wars or infectious diseases, as experienced currently and in the recent past, may cause an unexpected deterioration in economic conditions. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, regionally or in automotive, industrial, or security & defense sectors.

Because a significant proportion of our company is outside of the U.S. and we utilize foreign suppliers and manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

In 2021, we established an office in Germany and on January 31, 2023, we completed our acquisition of certain assets of Ibeo, with the result that we now have more employees and operations in Germany than in the U.S. In addition, we currently use foreign suppliers and partners and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

4.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (1)
10.1	Amendment No. 1 to At-the-Market Issuance Sales Agreement (2)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 22, 2026
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: August 6, 2026	By	/s/ Glen DeVos
Glen DeVos
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2026	By	/s/ Stephen Hrynewich
Stephen Hrynewich
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

