Form 10-Q
period 2026-09-30
MICROVISION, INC.
filed 2026-10-30
CIK 65770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of October 21, 2026 was 34,047,688.

PART I.

ITEM 1. FINANCIAL STATEMENTS

MicroVision, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$28,890	$32,363
Investment securities, available-for-sale	-	42,471
Restricted cash, current	264	497
Accounts receivable, net of allowances	1,404	47
Inventory	4,403	745
Other current assets	2,887	4,989
Total current assets	37,848	81,112

Property and equipment, net	15,736	4,280
Operating lease right-of-use assets	16,840	14,075
Restricted cash, net of current portion	1,182	1,204
Intangible assets, net	13,358	32
Goodwill	3,677	-
Other assets	2,188	2,416
Total assets	$90,829	$103,119

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,356	$1,628
Accrued liabilities	5,664	5,426
Deferred revenue	132	-
Derivative liability	6,331	-
Notes payable	22,595	19,212
Operating lease liabilities, current	5,243	3,481
Finance lease liabilities, current	12	14
Other current liabilities	805	388
Total current liabilities	47,138	30,149

Warrant liability	4,928	1,875
Operating lease liabilities, net of current portion	14,682	14,034
Finance lease liabilities, net of current portion	14	27
Other long-term liabilities	1,321	1,486
Total liabilities	68,083	47,571

Commitments and contingencies (Note 12)

Shareholders’ equity (Note 2)
Preferred stock, par value $0.001; 25,000 shares authorized; zero and zero shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.001; 150,000 shares authorized; 32,430 and 20,434 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	33	20
Additional paid-in capital	1,053,830	1,012,121
Accumulated other comprehensive income	610	669
Accumulated deficit	(1,031,727)	(957,262)
Total shareholders’ equity	22,746	55,548
Total liabilities and shareholders’ equity	$90,829	$103,119

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$2,400	$241	$4,808	$985

Cost of revenue	1,201	957	2,604	2,223

Gross profit (loss)	1,199	(716)	2,204	(1,238)

Research and development expense	13,180	7,978	43,327	23,039
Sales, marketing, general and administrative expense	9,359	4,027	28,081	17,140
Impairment loss on operating lease right-of-use assets	-	-	9	-
Gain on disposal of fixed assets	(3)	-	(171)	-
Total operating expenses	22,536	12,005	71,246	40,179

Loss from operations	(21,337)	(12,721)	(69,042)	(41,417)

Interest expense	(1,907)	(2,197)	(10,140)	(17,270)
Unrealized gain (loss) on derivative liability	(491)	1,059	(5,146)	3,853
Unrealized gain (loss) on warrant liability	3,566	(326)	5,061	2,238
Realized loss on debt extinguishment	-	-	(3,083)	(4,654)
Bargain purchase gain	-	-	147	-
Other income	7,974	140	8,134	363

Net loss before taxes	(12,195)	(14,045)	(74,069)	(56,887)

Income tax expense	(33)	(172)	(396)	(338)
Net loss	$(12,228)	$(14,217)	$(74,465)	$(57,225)

Net loss per share - basic and diluted	$(0.45)	$(0.72)	$(3.18)	$(3.27)

Weighted-average shares outstanding - basic and diluted	27,388	19,697	23,445	17,482

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(12,228)	$(14,217)	$(74,465)	$(57,225)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities, available-for-sale	-	8	(24)	(14)
Unrealized gain (loss) on translation	(127)	125	(35)	665
Total comprehensive income (loss)	(127)	133	(59)	651
Comprehensive loss	$(12,355)	$(14,084)	$(74,524)	$(56,574)

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated other		Total
		Par	paid-in	comprehensive	Accumulated	shareholders’
	Shares	value	capital	income	deficit	equity
Balance as of June 30, 2025	18,535	$19	$981,857	$518	$(905,289)	$77,105
Share-based compensation expense	104	-	(1,603)	-	-	(1,603)
Sales of common stock, net	1,520	2	29,299	-	-	29,301
Net loss	-	-	-	-	(14,217)	(14,217)
Other comprehensive income	-	-	-	133	-	133
Balance as of September 30, 2025	20,159	$21	$1,009,553	$651	$(919,506)	$90,719

Balance as of June 30, 2026	23,350	$23	$1,039,358	$737	$(1,019,499)	$20,619
Share-based compensation expense	225	-	1,163	-	-	1,163
Sales of common stock, net	6,871	8	8,251	-	-	8,259
Conversions of notes payable	1,984	2	5,058	-	-	5,060
Net loss	-	-	-	-	(12,228)	(12,228)
Other comprehensive loss	-	-	-	(127)	-	(127)
Balance as of September 30, 2026	32,430	$33	$1,053,830	$610	$(1,031,727)	$22,746

Balance as of January 1, 2025	15,000	$15	$911,034	$-	$(862,281)	$48,768
Share-based compensation expense	259	-	2,248	-	-	2,248
Sales of common stock, net	3,962	5	74,291	-	-	74,296
Conversions of notes payable	938	1	21,980	-	-	21,981
Net loss	-	-	-	-	(57,225)	(57,225)
Other comprehensive income	-	-	-	651	-	651
Balance as of September 30, 2025	20,159	$21	$1,009,553	$651	$(919,506)	$90,719

Balance as of January 1, 2026	20,434	$20	$1,012,121	$669	$(957,262)	$55,548
Share-based compensation expense	378	-	3,449	-	-	3,449
Sales of common stock, net	7,014	8	9,021	-	-	9,029
Conversions of notes payable	4,604	5	29,239	-	-	29,244
Net loss	-	-	-	-	(74,465)	(74,465)
Other comprehensive loss	-	-	-	(59)	-	(59)
Balance as of September 30, 2026	32,430	$33	$1,053,830	$610	$(1,031,727)	$22,746

The accompanying notes are an integral part of these financial statements.

MicroVision, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(74,465)	$(57,225)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	8,274	4,347
Unrealized (gain) loss on derivative liability	5,146	(3,853)
Unrealized gain on warrant liability	(5,061)	(2,238)
Loss on debt extinguishment	3,083	4,654
Bargain purchase gain	(147)	-
Gain on disposal of fixed assets	(171)	-
Impairment of operating lease right-of-use assets	9	-
Inventory write-downs	116	-
Non-cash interest expense	-	7,325
Amortization of debt discount and issuance costs on notes payable	10,105	9,915
Share-based compensation expense	3,449	2,248
Net accretion of premium on short-term investments	(81)	(284)

Change in:
Accounts receivable	(1,357)	886
Inventory	26	(5,798)
Other current and non-current assets	355	(2,170)
Accounts payable	4,525	207
Accrued liabilities	238	1,087
Contract liabilities and other current liabilities	549	32
Operating lease liabilities	(3,697)	(2,188)
Other long-term liabilities	(120)	(260)
Net cash used in operating activities	(49,224)	(43,315)

Cash flows from investing activities
Sales of investment securities	42,528	26,688
Purchases of investment securities	-	(32,878)
Cash paid for business combination	(33,178)	-
Purchases of property and equipment	(1,815)	(435)
Net cash provided by (used in) investing activities	7,535	(6,625)

Cash flows from financing activities
Principal payments under finance leases	(9)	(10)
Principal payments under notes payable	-	(5,500)
Principal proceeds from notes payable, net of debt discount and issuance costs	20,624	-
Net proceeds from issuance of common stock and warrants	17,346	73,268
Net cash provided by financing activities	37,961	67,758

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	-	469

Change in cash, cash equivalents, and restricted cash	(3,728)	18,287
Cash, cash equivalents, and restricted cash at beginning of period	34,064	56,247
Cash, cash equivalents, and restricted cash at end of period	$30,336	$74,534

Supplemental schedule of non-cash investing and financing activities
Common stock issued in conversions of notes payable	$29,244	$21,980
Issuance of warrants	$8,114	$6,297
Acquisition of right-of-use asset	$5,637	$139
Foreign currency translation adjustment	$(35)	$665
Unrealized (loss) gain on investment securities, available-for-sale	$(24)	$(14)
Accrued financing fees	$203	$-

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2026 and September 30, 2025:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$28,890	$72,832
Restricted cash, current	264	328
Restricted cash, net of current portion	1,182	1,374
Cash, cash equivalents, and restricted cash	$30,336	$74,534

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

As of September 30, 2026, the Company had total liquidity comprised of $28.9 million of cash and cash equivalents, which excludes restricted cash, and approximately $41.1 million availability under its current at-the-market (“ATM”) facility as of September 30, 2026, subject to certain conditions. In October 2024, the Company issued to an institutional investor $45.0 million in senior secured convertible notes due March 2026 for gross proceeds of $41.4 million (the “Prior Note”). In February 2026, the Company entered into a securities purchase and exchange agreement with the same institutional investor, pursuant to which the Company issued two senior secured convertible notes due March 2028 (the “2026 Notes Financing”) – one for approximately $20.6 million in exchange for the Prior Note and the other for approximately $22.4 million. See Note 7. Notes Payable and Derivative Liability for additional discussion. Pursuant to terms of the securities purchase and exchange agreement, as amended, the Company must maintain minimum cash liquidity of the lesser of $17.5 million (which was reduced to $10.9 million subsequent to September 30, 2026; see Note 16. Subsequent Events) or 110% of the then outstanding balance of the senior secured convertible notes for the remaining duration of their term.

During the first quarter of 2026, the Company completed the strategic acquisition of certain assets related to the worldwide lidar business of Luminar Technologies, Inc. (“Luminar”). The purchase price of $33.0 million was funded with cash on hand and, following the closing of the acquisition, the Company completed the 2026 Notes Financing to support the cash funding. The acquisition resulted in a near-term increase in headcount and leased properties, thereby significantly increasing cash usage and decreasing available liquidity. In light of this increase in operating expenses and cash usage, in March 2026 the Company began the implementation of a consolidation plan, which included a workforce reduction and other operational efficiencies, thereby partially offsetting the increase in cash usage that resulted from the Luminar acquisition. See Note 4. Business Combinations and Note 15. Restructuring Charges for additional discussion. The operating expense and cash usage improvements resulting from the consolidation plan are expected to continue taking effect during the fourth quarter of 2026. In the meantime, however, the combination of the higher cash burn during the first half of 2026 with historical losses and current liquidity, when analyzed in the aggregate in accordance with Accounting Standards Codification (“ASC”) 205-40, raises substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the date the condensed consolidated financial statements are issued.

Bolstering its strategic plan driven by revenue generation and achievement of operational efficiencies, with such efficiencies stemming from both the March 2026 consolidation plan and further restructuring activities commencing October 2026 (see Note 15. Restructuring Charges, the Company intends to increase liquidity through financing activities, which could include utilization of the ATM facility or the issuance of equity, debt, or convertible securities. Notwithstanding such plans, there can be no assurance that financing activities will be successful or timely, or that capital can be raised on commercially acceptable terms, or at all. If the Company is unable to raise additional capital within the expected timeframe, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, streamlining operations and otherwise severely reducing operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash, cash equivalents, and investment securities. As of September 30, 2026, cash and cash equivalents are comprised of operating checking accounts and short-term highly rated money market savings accounts. Short-term investments are comprised of highly rated corporate bonds and U.S. Treasury securities.

For the three months ended September 30, 2026, 39%, 35%, and 10% of total revenue was derived from three customers in the Security & Defense sector, respectively. For the same period in 2025, an automotive manufacturer and an automotive supplier accounted for 80% and 12% of total revenue, respectively.

For the nine months ended September 30, 2026, 31% and 20% of total revenue was derived from two customers in the Security & Defense sector, respectively, 15% was derived from an industrial customer, and 10% was derived from an automotive manufacturer. For the same period in 2025, an industrial customer, an automotive supplier, and an automotive manufacturer accounted for 51%, 20%, and 18% of total revenue, respectively.

As of September 30, 2026, accounts receivable related to these customers accounted for 90% of total accounts receivable, net of allowances on the condensed consolidated balance sheets.

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

The components of basic and diluted net loss per share are as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss available for common shareholders - basic and diluted	$(12,228)	$(14,217)	$(74,465)	$(57,225)

Denominator:
Weighted-average common shares outstanding - basic and diluted	27,388	19,697	23,445	17,482

Net loss per share - basic and diluted	$(0.45)	$(0.72)	$(3.18)	$(3.27)

For the three and nine months ended September 30, 2026 and 2025, the following securities from net loss per share have been excluded as the effect of including them would have been anti-dilutive (in thousands):

	September 30,
	2026	2025
Outstanding options exercisable	19	44
Nonvested restricted and performance stock units	1,517	944
Shares of common stock that may be issued through conversion of the derivative liability	15,457	1,159
Shares of common stock that may be issued through the exercise of warrants	7,183	383
Total	24,176	2,530

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

Additionally, the Company incurred $0.1 million of acquisition-related costs associated with the acquisition during the nine months ended September 30, 2026, which are included in sales, marketing, general and administrative expense on the condensed consolidated statements of operations.

The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in the condensed consolidated financial statements from the date of acquisition onwards.

The following table summarizes the preliminary purchase price allocation to assets acquired (in thousands):

	Amount	Weighted Average Useful Life (in years)
Total purchase consideration	$2,244

Property and equipment, net	$514
Intangible assets:
Developed technology	1,877	7
Total identifiable net assets	$2,391
Bargain purchase gain(1)	(147)

(1)	The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired over the purchase consideration and is included in bargain purchase gain in the condensed consolidated statements of operations. The bargain purchase gain was attributable to the negotiation process with Scantinel during its insolvency proceedings resulting in cash consideration paid being less than the fair value of the net assets.

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

Revenue and net loss from the acquisition included in the condensed consolidated statements of operations for the three months ended September 30, 2026 is $0.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2026 is $0.0 and $3.3 million, respectively.

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

In addition to total purchase consideration of $33.2 million, the Company incurred $2.8 million of acquisition-related costs associated with the acquisition during the nine months ended September 30, 2026, which are included in sales, marketing, general and administrative expense on the condensed consolidated statements of operations.

The transaction has been accounted for as a business combination. The results of operations for the acquisition are included in the condensed consolidated financial statements from the date of acquisition onwards.

The following table summarizes the preliminary purchase price allocation to assets acquired (in thousands):

	Amount	Weighted Average Useful Life (in years)
Total purchase consideration	$33,177

Inventory	$3,800
Property and equipment, net	13,200
Intangible assets:
Developed technology	9,400	10
Customer relationships	3,100	10
Goodwill	3,677
Total identifiable net assets	$33,177

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

Revenue and net loss from acquired operations, excluding nonrecurring acquisition-related costs incurred directly by the Company and not by the acquired operations, included in the condensed consolidated statements of operations for the three months ended September 30, 2026 is approximately $0.5 million and $3.7 million, respectively, and for the nine months ended September 30, 2026 is $2.1 million and $9.7 million, respectively.

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

The following table summarizes the unaudited pro forma results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenue	$2,400	$11,622	$4,808	$36,428
Net loss	(12,228)	(93,935)	(74,465)	(270,023)

5. REVENUE RECOGNITION

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2026
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$2,236	$-	$-	$2,236
Transferred over time	-	12	152	164
Total	$2,236	$12	$152	$2,400

	Nine Months Ended September 30, 2026
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$4,246	$-	$-	$4,246
Transferred over time	-	56	506	562
Total	$4,246	$56	$506	$4,808

	Three Months Ended September 30, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$28	$213	$-	$241
Total	$28	$213	$-	$241

	Nine Months Ended September 30, 2025
		License and
	Product	Royalty	Contract
	Revenue	Revenue	Revenue	Total
Timing of revenue recognition:
Transferred at a point in time	$566	$379	$-	$945
Transferred over time	-	-	40	40
Total	$566	$379	$40	$985

Contract Acquisition Costs

The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As the Company currently does not pay any commissions upon the signing of a contract, no commission cost has been incurred as of September 30, 2026 and 2025.

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

On February 23, 2026, the Company entered into a Securities Purchase and Exchange Agreement (the “2026 Purchase Agreement & Exchange Agreement”) with the Holder, pursuant to which the Company issued two senior secured convertible notes – one for approximately $20.6 million in exchange for the Prior Note due March 2026 and the other for approximately $22.4 million (combined, the “2026 Convertible Notes”). Net cash proceeds from the issuance, after allowing for the exchange of the Prior Note, were approximately $20.6 million, inclusive of initial discounts, fees, and expenses related to the transaction.

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

During the three months ended September 30, 2026, pursuant to terms of the Notes, the Holder elected to convert $3.9 million of outstanding principal, inclusive of the 10% repayment premium, into 1,984,131 shares of the Company’s common stock.

As of September 30, 2026, there was $23.2 million outstanding principal, inclusive of the 10% repayment premium, on the Notes. Refer to Note 16. Subsequent Events for discussion of conversions and repayments occurring subsequent to September 30, 2026.

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

Notes Payable

The host contracts are recorded at the total aggregate amount repayable at maturity of $23.2 million as of September 30, 2026, less any unamortized debt discount and debt issuance costs. The debt discount is equal to the amount repayable at maturity, net of the initial fair value of the bifurcated derivative liability. Debt issuance costs are comprised of qualifying expenses resulting directly from the transaction.

Supplemental balance sheet information is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Amount repayable at maturity	$23,186	$19,525
Unamortized debt discount	(525)	(313)
Unamortized issuance costs	(66)	-
Net carrying amount	$22,595	$19,212

Interest expense related to the amortization of the debt discount and issuance costs was $1.9 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively, and $10.1 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. Total interest expense for the three and nine months ended September 30, 2026 and 2025 is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization of debt discount and issuance costs	$(1,886)	$(2,191)	$(10,105)	$(7,858)
Interest expense from modification of notes payable	-	-	-	(2,057)
Discount on warrants (see Note 8. Warrant Liability)	-	-	-	(7,325)
Other expense	(21)	(6)	(35)	(30)
Total interest expense	$(1,907)	$(2,197)	$(10,140)	$(17,270)

The monthly effective interest rate implicit in the Note as of September 30, 2026 under the interest method was 1.4%.

Maturities of partial repayments, if elected by the Holder, are as follows as of September 30, 2026:

(in thousands)
Years Ended December 31,	Maturities
2026 (remainder)	$9,900
2027	13,286
Total partial repayments	$23,186

Derivative Liability

The derivative liability was initially recorded at its fair value of $6.3 million as of the issuance date of February 23, 2026. The derivative liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of derivatives not designated as hedging instruments as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Derivative liability	$6,331	$-
Total	$6,331	$-

Unrealized gains and losses associated with derivatives not designated as hedging instruments for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Unrealized gain (loss) on derivative liability	$(491)	$1,059	$(5,146)	$3,853

Fair Value Measurements

The fair value of the derivative liability is determined utilizing a “with and without” method, in which the fair value is calculated as the difference in the fair value of the entire hybrid instrument and the fair value of the instrument excluding the bifurcated derivative features.

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2026 and December 31, 2025 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of September 30, 2026	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$6,331
Total	$-	$-	$6,331

As of December 31, 2025	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-
Total	$-	$-	$-

Activity related to the derivative liability during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$7,050	$2,915	$-	$14,581
Initial valuation associated with new debt	-	-	6,315	7,214
Fair value associated with conversions during the period	(1,210)	-	(5,130)	(1,701)
Reclassification of derivative on debt modification	-	-	-	(186)
Extinguishment of derivative liability on debt modification	-	-	-	(14,199)
Change in fair value during the period	491	(1,059)	5,146	(3,853)
Ending balance	$6,331	$1,856	$6,331	$1,856

The table below lists the inputs and assumptions for the Company’s valuations of the 2026 Convertible Notes as of September 30, 2026 and February 23, 2026 and of the Prior Note as of December 31, 2025:

	September 30, 2026	February 23, 2026	December 31, 2025
Expected term (years)	1.4	2.0	0.8
Risk-free interest rate	4.63%	3.40%	3.50%
Dividend yield	0%	0%	0%
Volatility	77.27%	55.93%	67.16%
Discount rate	59.6%	58.4%	50.0%
Contingent call threshold price	$34.36	$41.32	$45.00

8. WARRANT LIABILITY

2025 Warrants

On February 3, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with an institutional investor. In exchange for $8.0 million, the Holder agreed to purchase 383,349 shares of common stock (the “2025 closing shares”) and warrants to purchase up to 383,349 shares of common stock at an exercise price of $23.55 per share (the “2025 warrants”). On February 4, 2025, the 2025 Purchase Agreement closed for net proceeds of approximately $7.8 million, inclusive of all fees and expenses related to the transaction. The 2025 warrants are exercisable beginning August 4, 2025 and expire on August 4, 2030. There have been no exercises of 2025 warrants as of September 30, 2026.

The warrants are accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity, as they may require settlement in cash upon the occurrence of certain events. Both the closing shares and the warrants are initially recorded on February 4, 2025 at their fair values of $9.0 million and $6.3 million, respectively. Interest expense of $7.3 million representing the discount on the 2025 Purchase Agreement transaction was recorded on the condensed consolidated financial statements for the nine months ended September 30, 2025. The warrant liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

2026 Warrants

On August 14, 2026, the Company entered into a Securities Purchase Agreement (the “2026 Purchase Agreement”) with certain institutional investors. In exchange for $17.0 million, the Holders agreed to purchase 6.8 million shares of common stock (the “2026 closing shares”) and warrants to purchase up to 6.8 million shares of common stock at an exercise price of $2.50 per share (the “2026 warrants”). On August 17, 2026, the 2026 Purchase Agreement closed for net proceeds of approximately $15.6 million, inclusive of all fees and expenses related to the transaction. The warrants are exercisable immediately and expire on August 17, 2031. There have been no exercises of warrants as of September 30, 2026.

The warrants are accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity, as they may require settlement in cash upon the occurrence of certain events. The warrants are initially recorded on August 17, 2026 at their fair value of $8.1 million, with the residual value allocated to the closing shares. The warrant liability is subsequently remeasured and reported at fair value each reporting period, with the changes in fair value recorded as an unrealized gain or loss and recognized in earnings.

The fair value of warrants is as follows:

(in thousands)	September 30, 2026	December 31, 2025
2025 warrants	$43	$1,875
2026 warrants	4,885	-
Total	$4,928	$1,875

Unrealized gains and losses associated with warrants are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
2025 warrants	$338	$(326)	$1,833	$2,238
2026 warrants	3,228	-	3,228	-
Total	$3,566	$(326)	$5,061	$2,238

The valuation inputs hierarchy classification for liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2026 and December 31, 2025 (in thousands). See Note 6. Investment Securities, Available-For-Sale and Fair Value Measurements, for discussion of the fair value level hierarchy.

As of September 30, 2026	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$4,928
Total	$-	$-	$4,928

As of December 31, 2025	Level 1	Level 2	Level 3
Warrant liability	$-	$-	$1,875
Total	$-	$-	$1,875

Activity related to the warrant liability during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$380	$3,733	$1,875	$-
Initial valuation associated with warrants	8,114	-	8,114	6,297
Change in fair value during the period	(3,566)	326	(5,061)	(2,238)
Ending balance	$4,928	$4,059	$4,928	$4,059

The fair value of warrants is measured using the Black-Scholes option pricing model as of the measurement dates, and is further weighted based on the probability of occurrence of certain events requiring cash settlement. The table below lists the inputs and assumptions for the Company’s valuations of the 2025 warrants as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Expected term (years)	3.9	4.6
Risk-free interest rate	5.04%	3.69%
Dividend yield	0%	0%
Volatility	72.65%	62.27%

The table below lists the inputs and assumptions for the Company’s valuations of the 2026 warrants as of September 30, 2026 and as of initial measurement on August 17, 2026:

	September 30, 2026	August 17, 2026
Expected term (years)	4.9	5.0
Risk-free interest rate	5.08%	4.38%
Dividend yield	0%	0%
Volatility	64.28%	64.08%

9. FINANCIAL STATEMENT COMPONENTS

Inventory

Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$2,331	$-
Finished goods	2,072	745
	$4,403	$745

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

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Production equipment	$6,770	$6,140
Leasehold improvements	5,862	4,067
Computer hardware and software/lab equipment	22,581	10,364
Office furniture and equipment	6,287	5,575
	41,500	26,146
Less: Accumulated depreciation	(25,764)	(21,866)
	$15,736	$4,280

Property and equipment, as well as related depreciation expense, includes assets acquired from Luminar, the fair value of which is based on preliminary valuations and assumptions and is subject to change within the measurement period, pending final asset valuations.

Depreciation expense was $1.4 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $4.0 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Intangible Assets

The components of intangible assets were as follows as of September 30, 2026 and December 31, 2025:

As of September 30, 2026
	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$16,370	$3,012	$-	$13,358	6
	$16,370	$3,012	$-	$13,358

As of December 31, 2025
	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted Average Remaining
	Amount	Amortization	Expense	Amount	Period (Years)
Acquired technology	$16,027	$5,938	$10,057	$32	1
	$16,027	$5,938	$10,057	$32

Intangible assets, as well as related amortization expense, includes assets acquired from Luminar, the fair value of which is based on preliminary valuations and assumptions and is subject to change within the measurement period, pending final asset valuations.

Amortization expense was $0.4 million and $0.2 million for the three months ended September 30, 2026 and 2025, and $0.9 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table outlines estimated future amortization expense related to intangible assets held as of September 30, 2026 by line item on the condensed consolidated statement of operations (in thousands):

Research and
Development
Years Ended December 31,	Expense
2026 (remainder of the year)	$386
2027	1,524
2028	1,524
2029	1,523
2030	1,523
Thereafter	6,878
$13,358

Accounts Payable

Accounts payable consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Software licenses	$220	$58
Legal fees	1,087	74
Inventory	1,012	570
Other	4,037	926
	$6,356	$1,628

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

The following table summarizes the amount of share-based compensation expense by line item on the condensed consolidated statements of operations:

Share-based compensation expense	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Research and development expense	$597	$833	$1,627	$1,862
Sales, marketing, general and administrative expense	565	(2,436)	1,822	386
	$1,162	$(1,603)	$3,449	$2,248

Options Activity and Positions

The following table summarizes shares, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2026 (in thousands, except per share data):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding as of September 30, 2026	19	$24.11	2.0	$-

Exercisable as of September 30, 2026	19	$24.11	2.0	$-

As of September 30, 2026, there is no unrecognized share-based employee compensation related to stock options.

Restricted Stock Activity and Positions

The following table summarizes activity and positions with respect to RSUs and PSUs for the nine months ended September 30, 2026 (in thousands, except per share data):

	Shares	Weighted-Average Price
Unvested as of December 31, 2025	573	$18.75
Granted	1,379	2.01
Vested	(241)	15.70
Forfeited	(194)	19.66
Unvested as of September 30, 2026	1,517	$3.91

During the nine months ended September 30, 2026, the Company granted 25,000 shares to non-executive employees and 1,330,000 shares to executive employees and directors for annual and short-term incentive awards. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately or over three or four years.

During the nine months ended September 30, 2026, the Company granted 24,000 shares to non-employees as compensation for services. These shares are valued based on the closing price of common stock on the dates of grant and vest immediately.

As of September 30, 2026, unrecognized share-based compensation related to RSUs was $4.8 million, which will be expensed over the next 2.6 years.

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

The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$1,307	$797	$3,808	$2,559
Finance lease expense:
Amortization of leased assets	4	3	10	9
Interest on lease liabilities	-	1	1	1
Total finance lease expense	4	4	11	10
Sublease income	(135)	-	(406)	-
Total lease expense	$1,176	$801	$3,413	$2,569

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,697	$2,188
Operating cash flows from finance leases	9	10

Supplemental balance sheet information related to leases is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$16,840	$14,075

Operating lease liabilities, current	5,243	3,481
Operating lease liabilities, net of current portion	14,682	14,034
Total operating lease liabilities	$19,925	$17,515

Finance leases
Property and equipment, at cost	$159	$157
Accumulated depreciation	(133)	(120)
Property and equipment, net	$26	$37

Weighted Average Remaining Lease Term
Operating leases	4.6 years	5.7 years
Finance leases	2.4 years	2.3 years

Weighted Average Discount Rate
Operating leases	5.6%	4.9%
Finance leases	5.5%	5.5%

As of September 30, 2026, maturities of lease liabilities are as follows (in thousands):

(in thousands)	Operating	Finance
Years Ended December 31,	Leases	Leases
2026 (remainder of year)	$1,325	$3
2027	5,461	14
2028	5,163	6
2029	4,247	5
2030	2,393	-
Thereafter	3,682	-
Total minimum lease payments	22,271	28
Less: amount representing interest	(2,346)	(2)
Present value of capital lease liabilities	$19,925	$26

12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

During the quarter ended September 30, 2023, the Company entered into a $9.3 million purchase commitment with a contract manufacturing partner for the production of MOVIA L sensor inventory to support direct sales to both automotive and non-automotive customers. During the quarter ended December 31, 2024, the Company entered into an additional purchase commitment with the existing contract manufacturing partner of $1.8 million. During the quarter ended September 30, 2026, the Company entered into a settlement agreement with the partner, whereby the Company agreed to pay $0.6 million to settle open purchase commitments to the partner of approximately $2.3 million. The open purchase commitments were previously recorded as an adverse purchase commitment within accrued liabilities on the consolidated balance sheets for the year ended December 31, 2025. The corresponding settlement gain of $1.7 million is included within other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

Litigation

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently party to any legal proceedings that management believes are reasonably possible to have a material adverse effect on financial position, results of operations, or cash flows.

13. COMMON STOCK

In March 2024, the Company entered into a $150 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC, and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, the Company is able, with discretion, to offer and sell shares of common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of September 30, 2026, the sale of 5.5 million shares for net proceeds of $104.8 million had been completed. As of September 30, 2026, approximately $41.1 million was available under this sales agreement.

In August 2026, the Company entered into the 2026 Purchase Agreement, whereby, in exchange for $17.0 million, the Company sold 6.8 million shares of common stock and warrants to purchase up to 6.8 million shares of common stock at an exercise price of $2.50 per share. See Note 6. Warrant Liability for additional discussion of the issued warrants.

14. INCOME TAXES

The Company recognized income tax expense of $0.1 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company continues to have no unrecognized tax positions.

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

In connection with the Consolidation Plan, in order to reduce operating expenses, during the first quarter of 2026 the Company commenced plans to reduce its Redmond-based workforce resulting in an approximately 13% reduction in the Company’s total global workforce. The reduction was substantially completed prior to September 30, 2026.

As a result, during the first quarter of 2026, the Company recognized approximately $1.1 million in charges associated with employee severance and related employee costs, as well as non-cash share-based compensation expense, which is recorded within research and development expense and sales, marketing, general and administrative expense on the condensed consolidated statements of operations. Accrued restructuring charges are included within accrued liabilities as of September 30, 2026 as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Accrued restructuring charges at beginning of period	$586	$1,139
Change in estimate	(69)	(29)
Cash paid	(420)	(1,013)
Accrued restructuring charges at end of period	$97	$97

Subsequent to the date of these financial statements, on October 26, 2026, the Company began implementation of a separate, incremental plan to reduce operating expenses and cash usage, which included an approximate 28% reduction in the Company’s global workforce, predominantly impacting its office in Hamburg, Germany. The global reduction is expected to be largely effectuated by the end of the first quarter of 2027. The Company expects to incur approximately $4.0 million in charges associated with employee severance and related employee costs, as well as non-cash share-based compensation expense.

16. SUBSEQUENT EVENTS

Subsequent to the dates of these financial statements, pursuant to terms of the Notes, the Holder elected to convert $1.5 million of outstanding principal, inclusive of the 10% repayment premium, into 1,329,385 shares of the Company’s common stock on various dates. On October 5, 2026, the Company repaid from cash on hand $6.6 million of outstanding principal, inclusive of the 10% repayment premium. Immediately after the conversions and cash repayment, outstanding principal on the Notes was $15.0 million, inclusive of the 10% repayment premium. In connection with the cash repayment, the terms of the securities purchase and exchange agreement were amended so as to decrease the minimum cash liquidity amount (as discussed in Note 7. Notes Payable and Derivative Liability) from the lesser of $17.5 million to the lesser of $10.9 million, or 110% of the then outstanding balance of the Notes for so long as the Notes remain outstanding.

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

We have incurred substantial losses since inception and expect to incur significant losses in the near term. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales and licensing activities. In October 2024, we entered into a securities purchase agreement with an institutional investor for the purchase of senior secured convertible notes due March 2026 of up to $75.0 million (the “Prior Note”). See Part I, Item 1, Note 7. Notes Payable and Derivative Liability. In February 2025, we entered into another securities purchase agreement with the same institutional investor for the issuance and sale of $8.0 million in shares of common stock, plus warrants to purchase additional shares of common stock for approximately $9.0 million. See Part I, Item 1, Note 8. Warrant Liability. In February 2026, we entered into a securities purchase and exchange agreement with the same investor, pursuant to which we issued two senior secured convertible notes due March 2028 (the “2026 Notes Financing”) – one for approximately $20.6 million in exchange for the Prior Note and the other for approximately $22.4 million. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion. In August 2026, we entered into a securities purchase agreement with certain investors for the issuance and sale of $17.0 million in shares of comment stock, plus warrants to purchase up to 6.8 million additional shares of common stock. See Part I, Item 1, Note 8. Warrant Liability.

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

Results of Operations

Revenue

(in thousands)	2026	2025	$ change	% change
Three Months Ended September 30,	$2,400	$241	$2,159	895.9
Nine Months Ended September 30,	4,808	985	3,823	388.1

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

The increase in revenue for the three and nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to shipments of our long-range IRIS sensors to industrial customers and shipments of our short-range MOVIA L sensors to a security and defense customer, among others.

Cost of Revenue

(in thousands)	2026	% of revenue	2025	% of revenue	$ change	% change
Three Months Ended September 30,	$1,201	50.0	$957	397.1	$244	25.5
Nine Months Ended September 30,	2,604	54.2	2,223	225.7	381	17.1

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

Cost of revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of overhead expense and the volume of direct material purchased. For the first three and nine months of 2026, cost of revenue was positively impacted by sensor sales out of IRIS inventories acquired at favorable costs, sensor sales out of existing MOVIA L inventories, along with higher production volumes.

Research and Development Expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended September 30,	$13,180	$7,978	$5,202	65.2
Nine Months Ended September 30,	43,327	23,039	20,288	88.1

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

The increase in research and development expense during the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher salary and benefits expense of $2.0 million due to increased headcount from acquisitions (see Part I, Item 1, Note 4. Business Combinations), higher purchased services of $0.7 million, higher IT and software costs of $0.6 million, and higher building expenses of $0.5 million.

The increase in research and development expense during the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher salary and benefits expense of $9.5 million due to increased headcount from acquisitions, higher purchased services of $1.7 million, higher building expenses of $1.6 million, higher IT and software costs of $1.5 million, higher direct materials and equipment costs of $1.0 million, higher one-time employee-related restructuring charges of $1.0 million stemming from the Luminar acquisition and Consolidation Plan, and higher travel expenses of $0.3 million. In connection with the Consolidation Plan, the Redmond-based reductions were substantially complete prior to September 30, 2026; accordingly, the upward trend in research and development expense seen in the first three quarters of 2026 is not expected to continue.

Sales, marketing, general and administrative expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended September 30,	$9,359	$4,027	$5,332	132.4
Nine Months Ended September 30,	28,081	17,140	10,941	63.8

Sales, marketing, general and administrative expense includes compensation and support costs for marketing, sales, management and administrative staff, and for other general and administrative costs, including legal and accounting services, consultants and other operating expenses.

The increase in sales, marketing, general and administrative expense during the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher salary and benefits expense of $2.4 million primarily due to the reversal during three months ended September 30, 2025 of previously recognized non-cash expense related to the forfeiture of awards in connection with the CEO separation that occurred in the same period, and higher professional and purchased service fees of $2.3 million primarily related to nonrecurring financing costs.

The increase in sales, marketing, general and administrative expense during the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher professional and purchased services fees of $7.2 million primarily related to acquisitions (see Part I, Item 1, Note 4. Business Combinations), higher salary and benefits expense of $2.9 million due to increased headcount from acquisitions, higher recruiting costs of $0.3 million, and higher restructuring charges of $0.1 million. These increases were partially offset by lower IT and software costs of $0.4 million.

Interest expense

(in thousands)	2026	2025	$ change	% change
Three Months Ended September 30,	$(1,907)	$(2,197)	$290	(13.2)
Nine Months Ended September 30,	(10,140)	(17,270)	7,130	(41.3)

The decrease in interest expense during the nine months ended September 30, 2026 compared to the same period in 2025 relates to $7.3 million of non-cash interest expense representing the discount on the 2025 Purchase Agreement for warrants and shares of common stock during the nine months ended September 30, 2025 (see Part I, Item 1, Note 8. Warrant Liability) and $2.1 million non-cash interest expense related to the modification of notes payable during the nine months ended September 30, 2025 (see Part I, Item 1, Note 7. Notes Payable and Derivative Liability). These decreases were partially offset by accelerated non-cash interest expense related to the conversions of notes payable during the nine months ended September 30, 2026.

Unrealized gain (loss) on derivative liability

(in thousands)	2026	2025	$ change	% change
Three Months Ended September 30,	$(491)	$1,059	$(1,550)	(146.4)
Nine Months Ended September 30,	(5,146)	3,853	(8,999)	(233.6)

Unrealized gain (loss) on derivative liability reflects the revaluation of our derivative liability associated with notes payable as of September 30, 2026. Due to the decrease in the fair value of the derivative liability as of September 30, 2026 driven primarily by the value of equity conversions, we recognized an unrealized loss. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion.

Unrealized gain (loss) on warrant liability

(in thousands)	2026	2025	$ change	% change
Three Months Ended September 30,	$3,566	$(326)	$3,892	(1,193.9)
Nine Months Ended September 30,	5,061	2,238	2,823	126.1

Unrealized gain (loss) on warrant liability reflects the revaluation of our warrant liability as of September 30, 2026. The increase during the three and nine months ended September 30, 2026 primarily relates to the decrease in fair value of the 2026 warrants as of September 30, 2026 relative to their initial measurement on August 17, 2026 due to a decline in our stock price during the same time period. See Part I, Item 1, Note 8. Warrant Liability for additional discussion.

Realized loss on debt extinguishment

(in thousands)	2026	2025	$ change	% change
Three Months Ended September 30,	$-	$-	$-	-
Nine Months Ended September 30,	(3,083)	(4,654)	1,571	(33.8)

As a result of the debt exchange during the nine months ended September 30, 2026 and the debt modification during the nine months ended September 30, 2025, we recognized losses on the extinguishment of notes payable. See Part I, Item 1, Note 7. Notes Payable and Derivative Liability for additional discussion.

Other income

(in thousands)	2026	2025	$ change	% change
Three Months Ended September 30,	$7,974	$140	$7,834	5,595.7
Nine Months Ended September 30,	8,134	363	7,771	2,140.8

During the three months ended September 30, 2026, the increase in other income primarily relates to a grant of $6.3 million received from the German government related to research and development activities of our wholly owned German subsidiary. Additionally, during the three months ended September 30, 2026, we entered into a settlement agreement with an existing contract manufacturing partner, whereby we agreed to pay $0.6 million to settle open purchase commitments to the partner of approximately $2.3 million. We recognized a corresponding non-cash settlement gain of $1.7 million during the three months ended September 30, 2026. See Part I, Item 1, Note 12. Commitments and Contingencies for additional discussion.

Liquidity and Capital Resources

We have incurred significant losses since inception. We have funded operations to date primarily through the sale of common stock, convertible preferred stock, warrants, the issuance of convertible debt and, to a lesser extent, from development contract revenues, product sales, and licensing activities. As of September 30, 2026, we had $28.9 million in cash and cash equivalents. In addition to cash and cash equivalents, we also have potential availability of $41.1 million on our existing $150.0 million ATM facility that was put in place in the first quarter of 2024, subject to certain conditions.

Considering the $28.9 million in cash and cash equivalents and $41.1 million available capacity on our existing ATM, we have potential total liquidity of $70.0 million. Pursuant to terms of the securities purchase and exchange agreement entered into in February 2026, as amended, we are required to maintain minimum cash liquidity of the lesser of $17.5 million (which was reduced to $10.9 million subsequent to September 30, 2026) or 110% of the then outstanding balance of the Notes for so long as the Notes remain outstanding.

During the first quarter of 2026, we completed the strategic acquisition of certain assets related to the worldwide lidar business of Luminar Technologies, Inc. (“Luminar”). The purchase price of $33.0 million was funded with cash on hand and, following the closing of the acquisition, we completed the 2026 Notes Financing to support the cash funding. The acquisition resulted in a near-term increase in headcount and leased properties, thereby significantly increasing cash usage and decreasing available liquidity. In light of this increase in operating expenses and cash usage, in March 2026 we began the implementation of a consolidation plan, which included a workforce reduction and other operational efficiencies, thereby partially offsetting the increase in cash usage that resulted from the Luminar acquisition. See Part I, Item 1, Note 4. Business Combinations and Note 15. Restructuring Charges for additional discussion. The operating expense and cash usage improvements resulting from the consolidation plan are expected to continue taking effect during the fourth quarter of 2026. In the meantime, however, the combination of the higher cash burn during the first half of 2026 with historical losses and current liquidity, when analyzed in the aggregate in accordance with Accounting Standards Codification (“ASC”) 205-40, raises substantial doubt about our ability to continue as a going concern through at least twelve months from the date the condensed consolidated financial statements are issued.

Bolstering our strategic plan driven by revenue generation and achievement of operational efficiencies, with such efficiencies stemming from both the March 2026 consolidation plan and further restructuring activities commencing October 2026, we intend to increase liquidity through near-term financing activities, including utilization of the ATM facility. Notwithstanding such plans, there can be no assurance that financing activities will be successful or timely, or that capital can be raised on commercially acceptable terms, or at all. If we are unable to raise additional capital within the expected timeframe, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, streamlining operations and otherwise reducing operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating activities

Cash used in operating activities totaled $49.2 million during the nine months ended September 30, 2026 compared to cash used in operating activities of $43.3 million during the same period in 2025. Cash used in operating activities resulted primarily from cash used to fund our net loss, after adjusting for non-cash charges such as interest expense, share-based compensation, depreciation and amortization charges, unrealized and realized gains and losses, and changes in operating assets and liabilities. The overall increase in cash used in operating activities for the first three quarters of 2026 compared to the same period of the prior year is primarily attributable to increased operating expenses related to personnel and operations following the acquisitions closed in January 2026, as well as separation costs stemming from the Redmond-based workforce reduction; see Part I, Item 1, Note 4. Business Combinations.

Investing activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $7.5 million compared to net cash used in investing activities of $6.6 million during the same period in 2025. During the nine months ended September 30, 2026, we sold short-term investment securities totaling $42.5 million, in part, to fund the $33.2 million purchase price to acquire from Luminar Technology, Inc. (“Luminar”) certain assets related to Luminar’s worldwide lidar sensor business (see Part I, Item 1, Note 4. Business Combinations). During the nine months ended September 30, 2025, we purchased short-term investment securities totaling $32.9 million and sold short-term investment securities totaling $26.7 million.

Financing activities

Net cash provided by financing activities totaled $38.0 million during the nine months ended September 30, 2026, compared to net cash provided by financing activities of $67.8 million during the same period of 2025. During the nine months ended September 30, 2026, we received approximately $20.6 million in net proceeds, inclusive of certain debt issuance costs, from the issuance of a $22.4 million senior secured convertible note (see Part I, Item 1, Note 7. Notes Payable and Derivative Liability). During the nine months ended September 30, 2025, we repaid $5.0 million principal on our outstanding note payable plus a 10% repayment premium. Net proceeds from issuance of common stock and warrants were $17.3 million during the nine months ended September 30, 2026 compared to $73.3 million during the same period of 2025.

The following is a list of our financing activities during 2026 and 2025.

●	In August 2026, we entered into a securities purchase agreement for the purchase of 6,800,000 shares of our common stock and warrants to purchase 6,800,000 shares of our common stock for $2.50 per share. We received proceeds, net of all costs, of $15.6 million.
●	In February 2026, we entered into a securities purchase and exchange agreement with an institutional investor, pursuant to which we issued two senior secured convertible notes due March 2028 – one for approximately $20.6 million in exchange for the previously existing senior secured convertible note due March 2026 and the other for approximately $22.4 million.
●	In February 2025, we entered into a securities purchase agreement for the purchase of 383,349 shares of our common stock and warrants to purchase 383,349 shares of our common stock for $23.55 per share. We received proceeds, net of all costs, of $7.8 million.
●	In March 2024, we entered into a $150.0 million ATM equity offering agreement with Deutsche Bank Securities, Inc., Mizuho Securities USA LLC and Craig-Hallum Capital Group LLC (collectively, the “Agents”). Under the agreement, we are able, at our discretion, to offer and sell shares of our common stock having an aggregate value of up to $150.0 million through or directly to the Agents. As of September 30, 2026, we completed sales under such sales agreement of 5.5 million shares for net proceeds of $104.8 million, of which 3.8 million shares for net proceeds of $69.3 million were sold during 2025 and 0.2 million shares for net proceeds of $0.7 million were sold during 2026. As of September 30, 2026, we had approximately $41.1 million available under this sales agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Liquidity Risk

As of September 30, 2026, all of our cash and cash equivalents have variable interest rates; however, we believe our exposure to market and interest rate risks is not material. We do not believe that inflation has had a material effect on our business, financial condition or results of operations; however, we do anticipate our labor costs to increase as a result of inflationary pressures. In the current macroeconomic environment, interests rate changes are unpredictable and inflationary pressures uncertain.

Our investment policy generally directs that the investment managers should select investments to achieve the following goals: principal preservation, adequate liquidity, and return. As of September 30, 2026, our cash and cash equivalents are comprised of short-term highly rated (A rated securities and above) money market savings accounts. The value of cash and cash equivalents as of September 30, 2026 is $28.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of operating losses and expect to incur significant losses in the future.

We have had substantial losses since our inception. We cannot assure you that we will ever become or remain profitable.

●	As of September 30, 2026, we had an accumulated deficit of $1.0 billion.
●	We incurred net losses of $957.3 million from inception through 2025, and a net loss of $74.5 million during the nine months ended September 30, 2026.

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

For the nine months ended September 30, 2026, 31% and 20% of total revenue was derived from two customers in the Security & Defense sector, respectively, 15% was derived from an industrial customer, and 10% was derived from an automotive manufacturer. For the same period in 2025, an industrial customer, an automotive supplier, and an automotive manufacturer accounted for 51%, 20%, and 18% of total revenue, respectively. Our revenue has been negatively affected by the loss of certain of these customers and could continue to be if not retained or replaced with new, materially equivalent customer wins.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated significantly in the past, has recently been volatile, and may be volatile in the future. Adjusting for the 1-for-15 reverse stock split that became effective on August 1, 2026, over the 52-week period ending October 21, 2026, our common stock has traded at a low of $1.08 and a high of $18.75. We may continue to experience sustained depression or substantial volatility in our stock price in the foreseeable future unrelated to our operating performance or prospects. For the nine months ended September 30, 2026, we incurred a loss per share of $3.18 (as adjusted to reflect the 1-for-15 reverse stock split).

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

● our ability or inability to raise additional capital when needed and the terms on which we raise it;

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

Our common stock is listed on The Nasdaq Stock Market, which requires that we meet Nasdaq’s continued listing requirements. On January 12, 2026, we received a notification letter from Nasdaq advising that, based upon the closing bid price for the last 30 consecutive business days, the Company no longer met the continued listing requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), and granted the Company 180 days to regain compliance. Prior to the July 13, 2026 compliance deadline, Nasdaq approved our application to transfer our listing from The Global Market to The Capital Market, which was effective July 20, 2026, and determined that the Company was eligible for an additional 180-day compliance period. On August 1, 2026, a 1-for-15 reverse stock split became effective, as approved by our Board of Directors on July 21st and by our shareholders at our 2026 Annual Meeting of Shareholders on July 10th. On August 26, 2026, we received notice from Nasdaq advising that the Company had regained compliance.

As a result of severe declines and volatility in our stock price, there is a significant risk that our stock price could again fall below the $1 minimum bid price requirement for 30 consecutive trading days. In this event, we would expect to receive a notice of noncompliance from Nasdaq and it is uncertain whether Nasdaq would grant a grace period to regain compliance. Accordingly, there is risk that, in the event of noncompliance and an unfavorable Nasdaq position, our common stock could be delisted from The Nasdaq Stock Market. If our common stock were delisted, we may seek to list our common stock on the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter, or OTC, market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

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

On October 21, 2026, the closing price of our common stock was $1.20 per share.

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

In 2021, we established an office in Germany and on January 31, 2023, we completed our acquisition of certain assets of Ibeo, with the result that we now have a significant portion of our employees and operations outside of the U.S. In addition, we currently use foreign suppliers and partners and plan to continue to do so to manufacture current and future components and products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

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

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

1.1	Placement Agency Agreement, dated August 14, 2026, by and between MicroVision, Inc. and WestPark Capital, Inc. (1)
3.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, dated July 22, 2026 (2)
4.1	Form of Warrant issued pursuant to the Purchase Agreement dated August 14, 2026, by and among the Company and the purchasers on the signatures pages thereto (1)
10.1*	Form of Securities Purchase Agreement, dated as of August 14, 2026, by and among the Company and the purchasers on the signatures pages thereto (1)
31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18, United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 17, 2026
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 22, 2026
*	Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or disclosure document. The Company agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MicroVision, Inc.

Date: October 29, 2026	By	/s/ Glen DeVos
Glen DeVos
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2026	By	/s/ Christine Chambers
Christine Chambers
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

